Form 10QSB
period 1995-03-31
SOI INDUSTRIES INC
filed 1995-05-12
CIK 814920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549


                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

 For the transition period from _______________________ to _____________________

Commission file number: 1-12572

                            S.O.I. INDUSTRIES, INC.
       (Exact name of small business issuer as specified in its charter)


            DELAWARE                                     59-2158586
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              16910 DALLAS PARKWAY, SUITE 100, DALLAS, TEXAS 75248
                    (Address of principal executive offices)

                                 (214) 248-1922
                          (Issuer's telephone number)


________________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
                         Yes [ X ]            No [   ]

         The number of shares outstanding of the common stock of the registrant on May 8, 1995, the latest practicable date, was 14,010,828.

 Transitional Small Business Disclosure Format (check one) Yes [  ]   No [ X ]

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       March 31,                June 30,
                                                                         1995                     1994
                                                                     (Unaudited)                (Audited)
                                                                  -----------------         -----------------
            ASSETS
 Current assets:
     Cash and cash equivalents                                    $         884,706         $         892,745
     Restricted cash                                                        500,000                   500,000
     Marketable securities                                                3,808,331                 3,379,472
     Accounts receivable, less allowance
       for doubtful accounts of $1,067,381 at
       March 31, 1995 and $775,875 at
       June 30, 1994                                                      8,367,395                 7,532,560
     Inventories                                                          8,258,827                 6,520,034

     Loans receivable, related parties                                                                301,876
     Prepaid expenses and other                                             614,469                   146,863
                                                                  -----------------         -----------------
          Total current assets                                           22,433,728                19,273,550
                                                                  -----------------         -----------------
 Property, plant and equipment, net of
     accumulated depreciation                                             8,777,094                 8,166,518
 Goodwill, net of accumulated amortization                                2,782,519                 2,934,551
 Deferred tax asset                                                         486,477                   618,677
 Other assets                                                                93,093                    67,498
                                                                  -----------------         -----------------
               Total assets                                       $      34,572,911         $      31,060,794
                                                                  =================         =================

          LIABILITIES

 Current liabilities:
     Revolving lines of credit                                    $       9,290,194         $       6,624,896
     Current portion, long-term debt                                        897,620                   914,952
     Current portion, ESOP note payable                                     121,745                   121,745
     Trade accounts payable                                               5,763,988                 4,037,492
     Accrued liabilities                                                    487,440                 2,291,596
     Federal and state income taxes payable                                                           621,377
     Payable to officers                                                     20,000                   132,558
     Other current liabilities                                              818,757
                                                                  -----------------         -----------------
          Total current liabilities                                      17,399,744                14,744,616
                                                                  -----------------         -----------------

 Long-term debt, less current maturities                                  4,333,587                 3,246,995
 ESOP note payable, less current maturities                                 263,780                   355,089
 Deferred income taxes                                                      361,652                   361,652
 Minority interest                                                        3,931,462                 3,766,245

 Commitments and contingencies

          STOCKHOLDERS' EQUITY

 Common stock, par value $0.000025; 20,000,000
     shares authorized, 10,944,150 and 10,901,470
     shares outstanding at March 31, 1995 and
     June 30, 1994, respectively                                                274                       273
 Additional paid-in capital                                               5,750,427                 6,084,021
 Retained earnings                                                        3,284,946                 3,529,743
 Due from ESOP                                                             (385,525)                 (476,834)
 Net unrealized holding loss on investment securities                      (367,436)                 (551,006)
                                                                  -----------------         -----------------
          Total stockholders' equity                                      8,282,686                 8,586,197
                                                                  -----------------         -----------------
               Total liabilities and stockholders' equity         $      34,572,911         $      31,060,794
                                                                  =================         =================




    The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                              For the three months ended            For the nine months ended
                                                                      March 31,                             March 31,
                                                                      ---------                             ---------
                                                                1995             1994                1995               1994
                                                             (Unaudited)     (Unaudited)          (Unaudited)        (Unaudited)
                                                           --------------   --------------       -------------     ---------------
 Net sales                                                 $   11,723,746   $   11,139,541       $  36,473,155     $    23,424,441
                                                           --------------   --------------       -------------     ---------------
 Costs and Expenses:
     Cost of goods sold (exclusive of depreciation
       and amortization, shown separately below)                9,903,035        8,738,172          29,500,358          17,865,004
     Research and development expenses (exclusive
       of depreciation and amortization, shown
       separately below)                                                                               412,452
     Selling expenses (exclusive of depreciation
       and amortization, shown separately below)                  947,667          755,216           2,618,478           1,459,130
     General and administrative expenses (exclusive
       of depreciation and amortization, shown
       separately below)                                          955,741          733,229           2,958,389           1,433,971
     Depreciation and amortization                                519,270          396,241           1,460,796             924,981
                                                           --------------   --------------       -------------     ---------------
          Total costs and expenses                             12,325,713       10,622,858          36,950,473          21,683,086
                                                           --------------   --------------       -------------     ---------------
               Operating profit                                  (601,967)         516,683            (477,318)          1,741,355
                                                           --------------   --------------       -------------     ---------------
 Other income (expense):
     Interest and other income                                    123,580        1,387,034           1,694,674           1,416,755
     Interest expense                                            (377,911)        (158,821)           (978,854)           (301,587)
                                                           --------------   --------------       -------------     ---------------
                                                                 (254,331)       1,228,213             715,820           1,115,168
                                                           --------------   --------------       -------------     ---------------
        Income from continuing operations before
          provision for income taxes and minority interest       (856,298)       1,744,896             238,502           2,856,523
 Provision for income taxes                                      (261,460)         649,300             204,713           1,126,500
                                                           --------------   --------------       -------------     ---------------
       Income from continuing operations
          before minority interest                               (594,838)       1,095,596              33,789           1,730,023
 Minority interest in net income of
     consolidated subsidiary                                     (126,132)         111,054             278,586             348,250
                                                           --------------   --------------       -------------     ---------------
        Income from continuing operations before
          discontinued operations                                (468,706)         984,542            (244,797)          1,381,773
 Discontinued operations:
     Loss from operations of Video Plus, Inc., net of
       applicable income taxes of $54,000                                                                                  105,589
     Loss on sale of Video Plus, Inc.                                                                                     (257,582)
                                                                                                                   ---------------
                                                                                                                          (151,993)
                                                                                                                   ---------------

                    Net income                             $     (468,706)  $      984,542       $    (244,797)    $     1,229,780
                                                           ==============   ==============       =============     ===============
 Weighted average shares of common
     stock outstanding                                         10,934,906        9,592,670          10,934,906           9,592,670
                                                           ==============   ==============       =============     ===============
 Earnings per share:
     Continuing operations                                 $        (0.04)  $         0.10       $       (0.02)    $          0.15
     Discontinued operations                                         0.00             0.00                0.00               (0.02)
                                                           --------------   --------------       -------------     ---------------
       Net income                                          $        (0.04)  $         0.10       $       (0.02)    $          0.13
                                                           ==============   ==============       =============     ===============




    The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the nine months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                   1995                     1994
                                                                               (Unaudited)               (Unaudited)
                                                                             ----------------          ---------------
 Cash flows from operating activities:
     Net (loss) income                                                       $       (244,797)         $     1,229,780
     Adjustments to reconcile net income to net cash
       used in operating activities:
          Depreciation and amortization                                             1,460,796                  924,981
          Increase in accounts receivable                                            (834,835)              (2,683,408)
          Increase in inventories                                                  (1,738,793)              (1,091,653)
          Increase in prepaid expenses and other                                     (467,606)                (360,872)
          Increase (decrease) in accounts payable                                   1,726,496                 (179,485)
          (Decrease) increase in accrued liabilities                                 (985,399)                 231,126
          (Decrease) increase in income taxes payable                                (489,177)                 647,566
          (Decrease) increase in minority interest                                   (180,936)                 577,515
                                                                             ----------------          ---------------
               Net cash used in operating activities                               (1,754,251)                (704,450)
                                                                             ----------------          ---------------

 Cash flows from investing activities:
     Proceeds from sale of Video Plus, Inc.                                                                  2,634,865
     Decrease in loans receivable, related parties                                    189,318                    6,537
     Change in marketable securites - available for sale                             (245,289)                (953,105)
     Decrease in other assets                                                         (25,595)                  37,269
     Capital expenditures                                                          (1,919,340)              (2,035,401)
                                                                             ----------------          ---------------
               Net cash used in investing activities                               (2,000,906)                (309,835)
                                                                             ----------------          ---------------
 Cash flows from financing activities:
     Net long-term borrowings                                                       1,069,260                1,318,811
     Net short-term borrowings                                                      2,665,298
     Payments on loan from related party                                                                       (61,200)
     Proceeds from issuance of common stock                                            12,560                   66,764
     Payments made on note due from ESOP                                              (91,309)                 (82,016)
     Decrease in note payable - ESOP                                                   91,309                   82,016
                                                                             ----------------          ---------------
               Net cash provided by financing activities                            3,747,118                1,324,375
                                                                             ----------------          ---------------

 (Decrease) increase in cash and cash equivalents                                      (8,039)                 310,090
 Cash and cash equivalents at beginning of period                                     892,745                1,109,008
                                                                             ----------------          ---------------
 Cash and cash equivalents at end of period                                  $        884,706          $     1,419,098
                                                                             ================          ===============
 Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest (non-capitalized)                                         $        978,854          $       301,587
                                                                             ================          ===============
          Income taxes                                                       $        482,324          $       441,175
                                                                             ================          ===============

    The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



 1.       Summary of Significant Accounting Policies:

          The accompanying consolidated financial statements include the accounts of S.O.I. Industries, Inc. (the "Company") and its wholly-owned subsidiaries, Digital Communications Technology Corporation and Subsidiary ("DCT"), American Quality Manufacturing Corporation ("AQM"), Tempo Lighting, Inc. ("Tempo") and Omni Doors, Inc.


          During the quarter ended December 31, 1993, Digital Communications Technology Corporation sold its subsidiary, Video Plus, Inc. Consequently, the operations and net assets of Video Plus, Inc. have been segregated from the Company's financial statements and have been presented as discontinued operations. Additionally, the financial information related to December 31, 1993 has been restated to reflect the sale of Video Plus, Inc.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these unaudited interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to conform with generally accepted accounting principles. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

 2.       Marketable Securities:

          Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $3,379,472 as of March 31, 1995. The net unrealized holding loss as of March 31, 1995 was $367,436. All of the Company's securities are classified as available for sale securities.

 3.       Inventories:

          The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:


                                                March 31,              June 30,
                                                 1995                   1994
                                          -----------------      ------------------
        Raw materials                     $       7,020,003      $        5,092,038
        Work-in process                             824,856               1,027,936
        Finished goods                              413,968                 400,060
                                          -----------------      ------------------
                                          $       8,258,827      $        6,520,034
                                          =================      ==================

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               (Unaudited)

 4.       Property, Plant and Equipment:


          Property, plant and equipment and related accumulated depreciation are summarized as follows:


                                                                    March 31,              June 30,
                                                                      1995                   1994
                                                               -----------------      ------------------
                    Land                                       $          93,000      $           93,000
                    Buildings and improvements                         1,400,622               1,143,181
                    Machinery and equipment                           11,642,687              10,034,870
                                                               -----------------      ------------------
                                                                      13,136,309              11,271,051
                    Less: accumulated depreciation                     4,359,215               3,104,533
                                                               -----------------      ------------------
                                                               $       8,777,094      $        8,166,518
                                                               =================      ==================


 5.       Lines of Credit:

          The Company's subsidiaries, DCT and Tempo, have revolving line of credit agreements which permit aggregate borrowings up to $6,300,000 based upon certain percentages applied to eligible accounts receivable and inventory. Interest is payable on all outstanding cash advances at the bank's prime rate plus 1/4%. Any unpaid principal and accrued interest is due on demand and is all due no later than January 1996. The lines are secured by substantially all accounts receivable and inventories and all equipment not being used to collateralize other equipment and mortgage notes.

          The agreements further provide that the Company and its subsidiaries must comply with certain covenants, the most restrictive of which requires a minimum net leverage ratio as defined by the agreement. These lines of credit are guaranteed by the Company and its subsidiaries. As of March 31, 1995, $4,614,800 had been drawn against DCT's and Tempo's lines of credit.


          The Company's AQM subsidiary has a $6,500,000 line of credit agreement bearing interest at the bank's prime interest rate plus 2%. The line of credit is limited to a borrowing base consisting of the sum of 85% of eligible accounts receivable (as defined) and 50% of AQM's eligible inventory of raw materials and finished goods. At any time during the life of the loan facility, the borrowing base attributable to inventory may not exceed $1,000,000. The loan facility is collateralized by a first interest in all acquired goods, inventory, accounts receivable, property and equipment, other financial instruments (if any) and all other intangibles of AQM.
          This loan facility is guaranteed by the Company. As of March 31, 1995, approximately $4,675,000 was outstanding on this loan facility.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               (Unaudited)

 6.       Long-Term Debt:


          Long-term debt is summarized as follows:

                                                                    March 31,             June 30,
                                                                      1995                  1994
                                                               -----------------      ------------------
          Long-term debt consists of various
          mortgages and notes payable with
          interest rates ranging from 7% to
          2 percent over prime.  Monthly payments
          range from $274 to $29,000 and
          expiration dates range from 1995
          through 2007.                                        $       5,352,952      $        3,586,224

          Less: current portion                                        1,019,365                 869,058
                                                               -----------------      ------------------

                                                               $       4,333,587      $        2,717,166
                                                               =================      ==================

 7.       Stock Option Plan:


          On March 19, 1988, the Company's Board of Directors adopted the S.O.I. Industries, Inc. 1988 Employees' Stock Option Plan, reserving 2,000,000 shares of common stock for this purpose. The plan was subsequently approved by a vote of shareholders. At March 31, 1995, there were 1,425,000 shares reserved for future issuance. No options were granted during the nine months ended March 31, 1995.

 8.       Pending Litigation:


          During March 1995, the Company dismissed Mr. DeWayne Davis as the Chief Financial Officer of AQM and subsequently filed a lawsuit on behalf of AQM against Mr. Davis alleging malfeasance and improprieties for a breach of his fiduciary duties to AQM based upon his relationship with Builders Warehouse Association, Inc. ("BWA") and its subsidiary, American Plywood Sales, Inc., while he was associated with AQM and, simultaneously, a member of BWA's Board of Directors. Additionally, the lawsuit seeks recovery of certain amounts deemed by the Company's management to be unauthorized compensation and/or executive benefits. The Company is not seeking any recovery from BWA for amounts paid for materials purchased in the current or preceding fiscal periods.


          The Company has begun internal discovery to determine the amount of the recovery being sought through the litigation and the future impact to the Company's financial statements. However, preliminary investigations have revealed that no material impact to the Company's financial statements for the nine months ended March 31, 1995 will be incurred. Further, the potential recovery, if any, qualifies as a "gain contingency" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies;" therefore, no potential benefits are reflected in the accompanying financial statements.

          Related to this litigation, Mr. Davis has sued AQM alleging incomplete compensation during his tenure as an executive officer of the Company. The Company believes this action to be without merit. Any amounts related to this counterclaim would be immaterial to the accompanying financial statements. Additionally, BWA has filed a lawsuit against AQM and the Company on the basis that AQM allegedly owes a subsidiary of BWA for wood products purchased by AQM from BWA's subsidiary. These purchases were previously recorded as incurred and therefore the effect of this claim is already reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Net sales increased approximately $584,000 for the three months ended March 31, 1995 as compared to the corresponding quarter of the prior year. For the nine months ended March 31, 1995, net sales increased approximately $13,049,000. The primary reason for this large increase was the acquisition of American Quality Manufacturing Corporation ("AQM") on January 1, 1994, the operations of which were not included for the entire nine month period of the prior fiscal year. AQM also experienced an increase in sales for the three month period ended March 31, 1995 which offset a slight decline in sales at the Company's other major subsidiary, Digital Communications Technology Corporation ("DCT") during the same three month period.

         Despite the increased sales revenue, the Company generated operating losses for both the three months and nine months ended March 31, 1995. This decline was due to lower margins earned on the higher volume sales at the Company's DCT subsidiary and to the historically lower margin, but higher volume, earned on sales at the Company's AQM subsidiary. Increased public relations costs along with increased legal and professional costs contributed to higher general and administrative costs, adding to the operating losses. In addition, reflected in the statement of income for the nine months ended March 31, 1995 are adjustments to the first quarter income statements of the Company's AQM subsidiary in the amount of $812,000. The Company is currently registering 5,910,000 shares of its AQM common stock for distribution to the Company's stockholders pursuant to a registration statement of Form S-1. In connection with the Securities and Exchange Commission's review of such registration statement, two adjustments were required. One adjustment increased AQM's allowance for doubtful accounts by $400,000 and the other adjustment expensed $412,000 of development costs which had previously been capitalized. The effect of these adjustments is a reduction of the Company's consolidated net income by $812,000 or approximately $0.06 per share.

LIQUIDITY

         For the nine months ended March 31, 1995, the Company used approximately $1,754,000 in cash for operating activities. This is compared with approximately $704,000 in cash used in operating activities for the nine months ended March 31, 1994. The increased use of cash from operations is primarily the result of increases in inventory along with increases in accounts receivable and other assets. The decrease in accrued liabilities was offset by a corresponding increase in accounts payable, therefore this did not have a material impact on operating cash flows.

         The increase in inventory is due almost entirely to an increase in the raw materials component of inventory. The percentage of raw materials to total inventory increased from 78% at June 30, 1994 to 85% at March 31, 1995. This increase was the result of growth in inventory at both DCT and AQM which increased approximately $955,000 and $655,000, respectively from June 30, 1994 to March 31, 1995.

         Management at DCT increased purchases of raw materials in the third quarter ended March 31, 1995 based on news of upcoming price increases by several of DCT's significant vendors. The higher levels of raw materials in inventory are expected to continue into the next two quarters as

DCT uses these materials in production, however management believes that the lower prices obtained justifies the effect on DCT's and the Company's cash flow.

         All components of inventory increased at AQM during the period from June 30, 1994 to March 31, 1995. AQM experiences the highest levels of production during the spring as higher levels of orders and re-orders by the large homecenters are filled. Additionally, production at AQM's Burlington, Kansas facility has increased since June 30, 1994 creating the need for higher levels of inventory, coinciding with the higher levels of production.

         Despite the increased inventory levels at DCT, the inventory turnover (annualized based on the nine month period ended March 31, 1995) was approximately 5 times, which equaled DCT's inventory turnover for the year ended June 30, 1994. The build up of inventory is therefore keeping pace with the overall sales of this subsidiary.

         The inventory turnover at AQM (annualized based on the nine month period ended March 31, 1995) of approximately 8 times is a decline from this subsidiary's year end position of approximately 9 times. This decline is due to purchases of additional inventory items required for AQM's new finished cabinet product line along with the new oak and birch product lines.

         A portion of the increased accounts receivable is due to the increase in sales for the nine month period ended March 31, 1995 at the Company's DCT subsidiary and is also due to the addition of the Company's AQM subsidiary, which was acquired on January 1, 1994. However, increased sales is only part of the explanation for the growth in accounts receivable. The demand by the Company's customers for longer payment terms resulted in an expansion of accounts receivable balances. The initial effect of this expansion has been absorbed and the average collection period (measuring how quickly the Company, on average, collects its accounts receivable) has begun to level out. This conversion period was 81 days at June 30, 1994 and declined to 63 days at March 31, 1995. Additional collection efforts at some of the Company's subsidiaries resulted in this decline. Management will continue to monitor and exercise close scrutiny on the credit and collections process in order to improve collections while preserving the Company's competitive position. Despite the demand for longer payment terms, management does not expect any significant detriment toward its short-term liquidity.

         The increase in prepaid expenses and other current assets of approximately $468,000 also contributed to the overall net use of cash from operations. The increase in this asset category was due to an increase in prepaid insurance at the Company's Tempo Lighting, Inc. ("Tempo") subsidiary along with an increase in the Federal income tax benefit due to the recent operating losses.

         Approximately $2,001,000 of cash was used in investing activities for the nine months ended March 31, 1995 as compared to approximately $310,000 used in investing activities for the nine months ended March 31, 1994. Capital expenditures, discussed below in the Capital Resources section, accounted for the major portion of the cash used during both periods. Other uses of cash for investing activities were related to additional investments in the Company's marketable securities portfolio (discussed in the Results of Operations section, below). The improved cash position for the nine months ended March 31, 1994 was the result of the sale of the Company's Video Plus, Inc. subsidiary, the disposition of which is discussed in the Results of Operations section, below.

         During the nine months ended March 31, 1995, the Company's cash needs were met primarily through financing activities by utilizing its available credit lines and the addition of approximately $1,069,000 of long-term debt to fund expansion needs. The Company's increases in long-term and short-term borrowings were used primarily to fund the conversion of AQM's facilities to implement a new product line. Additionally, some borrowings were used to acquire additional fixed assets, specifically another satellite uplink unit at the Company's DCT subsidiary. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management expects that the Company will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

         On November 17, 1994, the Board of Directors declared the payment of a dividend to its stockholders. Stockholders of record on November 30, 1994 received 1 share of NewCare Health Corporation ("NWCA") common stock for each 85 shares of the Company's Common Stock held as of the record date. The NWCA common stock was distributed from the Company's marketable securities portfolio and consisted of approximately 165,000 shares of NWCA valued at approximately $578,000.

CAPITAL RESOURCES

         During the nine months ended March 31, 1995, the Company made capital expenditures through its various subsidiaries of approximately $1,919,000.
This compares with capital expenditures of approximately $2,035,000 for the nine months ended March 31, 1994. Of the approximate $1,919,000, $800,000 was invested in equipment and leasehold improvements at the Company's AQM subsidiary associated with the subsidiary's conversion to a new product line. The remaining capital expenditures were primarily concentrated at the Company's DCT subsidiary where additional expansion of the subsidiary's high-speed duplicating facility is underway along with general upgrading of equipment.
The AQM purchases were financed through additional short and long-term debt as well as through operations, and the DCT purchases were financed through operations, with a portion financed through long-term debt. The installation of the new product line is substantially complete at AQM, therefore further significant investments in equipment are not anticipated at this time.
However, due to DCT's expanding customer base, future expansion is being considered by management and will be financed through operations and/or additional long-term debt.

RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 1995 as compared to the corresponding quarter of the prior year increased 5% from approximately $11,140,000 for the three months ended March 31, 1994 to approximately $11,724,000 for the three months ended March 31, 1995. Similarly, net sales increased 56% from approximately $23,424,000 for the nine months ended March 31, 1994 to approximately $36,473,000 for the nine months ended March 31, 1995. The primary reason for the large increase in sales for the nine months ended March 31, 1995 is due to the acquisition of AQM on January 1, 1994 which provided approximately $8.5 million of the increased sales for the nine months ended March 31, 1995. Additionally, the acquisition of DCT's subsidiary, Tapes Unlimited, Inc. on January 1, 1994 also provided approximately $1.7 million of the increased sales for the same nine month period. The remaining sales increase for both the nine and three month periods ended March 31, 1995 was due to AQM's expansion of operations.

         Net sales at DCT for the three month period ended March 31, 1995 declined by approximately $68,000. Sales at DCT are historically lower during the third and fourth quarters. The cyclical nature of sales at DCT is even more pronounced with the focus on the retail sell through market. This market supplies video tapes for resale to retail markets which experience their highest sales during the holiday season. Consequently, sales for DCT were expected to be at their highest during the first and second quarters.

         An operating loss was generated in both the three months ended March 31, 1995 and for the nine months ended March 31, 1995 as compared to operating profits in the corresponding periods of the prior year; this occurred despite increases in sales. The decline is primarily attributable to increases in cost of goods sold which, as a percentage of sales, increased from 78% to 84% for the three months ended March 31, 1995 and from 76% to 81% for the nine month periods ended March 31, 1995. The increases resulted from higher volume sales at lower margins experienced at DCT and the addition of AQM which generally operates at lower margins than the Company's other subsidiaries. Additionally, higher than expected material costs at DCT increased cost of goods sold along with lower margins at Tapes Unlimited, Inc. The Company's Tempo subsidiary also experienced lower margins due to higher material costs which also contributed to the operating loss. Management will continue its efforts to pass on material cost increases to the Company's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. There can be no assurances that these measures will produce positive results.

         As a percentage of net sales, both selling expenses and general and administrative expenses increased for the three month periods ended March 31, 1995 and for the nine month period ended March 31, 1995. As a percentage of net sales, selling expenses were approximately 8.1% as compared to 6.8% for the three month periods ended March 31, 1995 and 1994, respectively. Likewise, for the nine month periods ending March 31, 1995 and 1994, selling expenses were approximately 7.2% and 6.2% of net sales, respectively. Due to the change in customer mix at DCT to higher volume customers, DCT's sales commissions have increased with the higher volume sales. Additionally, increased advertising and promotion costs have also increased selling expenses.

         General and administrative expenses increased from approximately $1,434,000 to $2,996,000 for the nine months ended March 31, 1994 and 1995, respectively. When compared as a percentage of net sales, general and administrative expenses increased from 6.6% to 8.3% for the three months ended March 31, 1994 and 1995, respectively and from 6.1% to 8.2% for the nine month periods ended March 31, 1994 and 1995, respectively. Approximately $648,000 of the increase for the nine month period ended March 31, 1995 is directly attributable to the addition of the Company's AQM subsidiary. The remaining increases are due to a second quarter increase in the allowance for doubtful accounts, primarily at AQM, increased legal and professional expenses attributable to AQM and the overall growth of the Company and increased public relations expenses.

         Operating profit for the nine months ended March 31, 1995 was also affected by development costs incurred at AQM in the development of new product lines. The new product lines, which utilize standardized components and other wood types and include finished cabinets, have now been implemented, therefore further development costs related to these product lines are not currently anticipated.

         Approximately $848,000 was added to other income during the nine months ended March

31, 1995 related to realized gains and other income earned from the Company's marketable securities portfolio. The Company invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with federally insured national banks.

         In September 1994, the Company settled a lawsuit against its former President and Chairman that alleged he caused the Company to sell him its wholly-owned subsidiary, CeraTech Corporation, for less than fair value in June 1992. The former President paid the Company $750,000 on September 16, 1994, in full settlement of the lawsuit.

         The Company experienced a large increase in interest expense during the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994, increasing from approximately $159,000 to $378,000, respectively. Likewise, interest expense for the nine month periods ended March 31, 1994 and 1995 increased from approximately $302,000 to $979,000, respectively. The primary reasons for this increase were due to (1) the addition of the Company's AQM subsidiary with its line of credit and other short-term borrowing needs and
(2) an increase in the overall prime lending rate on which several of the Company's borrowing rates are based.

         In the quarter ended December 31, 1993, after evaluating the historical contribution of DCT's Video Plus, Inc. subsidiary and considering the expected future contribution of this subsidiary, management decided to sell Video Plus, Inc. The operations of Video Plus, Inc. have therefore been removed from the operating section of the consolidated statements of income for all periods presented, and the income or loss from operations of Video Plus, Inc. have been segregated under discontinued operations. For the nine months ended March 31, 1994, the effect of these discontinued operations was a loss of approximately $152,000.

OTHER COMMENTS

         DCT's sales levels generally follow the retail sell through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. The subsidiary has mitigated this seasonality by increasing sales efforts to lower volume, higher margin customers such as corporate training video duplication and the video rental market. Even by utilizing these techniques, sales levels are still lower in the summer months.

         AQM's sales levels generally follow remodeling and other "do it yourself" retail markets, which traditionally peak in the winter and spring. Therefore, this segment is subjected to seasonal influences, with the highest level of sales typically realized in the period from January through April.

         The costs of DCT's and AQM's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure has been relatively modest over the past five years, except for lumber prices, which rose approximately 14% during the fiscal year 1994. However, both subsidiaries have generally been able to mitigate the effects of inflation and commodity price fluctuations through sales price increases and cost savings in other areas.

PENDING LITIGATION

         On March 17, 1995, the Company announced that it had filed on behalf of itself and AQM a lawsuit in the Chancery Court of Faulkner County, Arkansas against DeWayne Davis, the former Chief Executive Officer, Chief Financial Officer and director of AQM. In the lawsuit, the companies charge Mr. Davis with fraud, self-dealing, misappropriation of company assets, misappropriation of trade secrets, breach of fiduciary duty and other causes of action for certain alleged acts committed as a director and officer of AQM and the Company. One of the alleged acts involved the purchase of materials and timber products from American Plywood Sales, Inc. ("APS"), a wholly-owned subsidiary of Builders Warehouse Association, Inc. ("BWA"). (Mr. Davis controlled BWA as a director and major shareholder.) The lawsuit alleges that these purchases were at prices in excess of those that could have been obtained by purchasing materials directly from the suppliers. Additionally, the lawsuit seeks recovery of certain amounts deemed by the Company's management to be unauthorized compensation and executive benefits. AQM is not seeking any recovery from BWA or APS for amounts paid for materials purchased in the current or preceding fiscal periods.

         AQM has begun internal discovery to determine the amount of recovery being sought through the litigation. Management has determined, however that no material impact to the historical financial statements will be incurred. Further, the potential recovery, if any, will be accounted for as a gain contingency under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies;" therefore no potential benefits will be reflected in the accompanying financial statements until they are realized.

         Mr. Davis has countersued AQM alleging incomplete compensation during his tenure as an executive officer of AQM. AQM believes that the amounts claimed under this countersuit are not material to the financial statements of AQM. In addition, BWA has filed a lawsuit against AQM and the Company on the basis that AQM allegedly owes APS for wood products purchased by AQM from APS. These purchases were previously recorded as incurred and therefore the effect of this claim is already reflected in AQM's interim financial statements. AQM has ceased purchasing any materials from APS and has secured alternative suppliers which AQM believes will meet its production requirements.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


S.O.I. INDUSTRIES, INC.


By:  /s/ Sanford M. Whitman                         Date:  May 10, 1995
     Sanford M. Whitman, Vice President
     and Chief Financial Officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

27       Financial Data Schedule.
