Form 10KSB
period 1995-06-30
SOI INDUSTRIES INC
filed 1995-10-13
CIK 814920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                  FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         FOR THE FISCAL YEAR ENDED JUNE 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from __________ to __________

         Commission file number: 1-12572

                            S.O.I. INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                    59-2158586
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

              16910 DALLAS PARKWAY, SUITE 100, DALLAS, TEXAS 75248 (Address of principal executive offices; telephone number)

                                 (214) 248-1922
                          (Issuer's telephone number)

     Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class:                    Name of exchange on which registered:
   COMMON STOCK                               AMERICAN STOCK EXCHANGE

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

         Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [   ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [   ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 29, 1995 was at least $5,810,000. Revenues for the year ended June 30, 1995 were $23,279,817.

         As of September 29, 1995, the registrant had issued and outstanding 14,330,755 shares of Common Stock, par value $.000025 per share.

                               TABLE OF CONTENTS

Item
Number                                                                          Page
------                                                                          ----
PART I

    1.  Description of Business                                                   1

    2.  Description of Property                                                   5

    3.  Legal Proceedings                                                         6

    4.  Submission of Matters to a Vote of Security Holders                       6

PART II

    5.  Market for the Company's Common Stock and Related Stockholder Matters     7

    6.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                 8

    7.  Index to Financial Statements                                            21

    8.  Changes In and Disagreements with Accountants on Accounting
        and Financial Disclosure                                                 22

PART III

    9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                        22

    10. Executive Compensation                                                   24

    11. Security Ownership of Certain Beneficial Owners and Management           26

    12. Certain Relationships and Related Transactions                           27

    13. Exhibits and Reports on Form 8-K                                         28

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

    The Company is a diversified management company engaged, through its subsidiaries and affiliates, in video duplication, kitchen and bathroom cabinet production and light fixture manufacturing. The significant subsidiaries and affiliates of the Company are Digital Communications Technology Corporation ("DCT"), a Delaware corporation doing business as MagneTech Corporation, American Quality Manufacturing Corporation ("AQM"), a Delaware corporation doing business as American Cabinet, Inc. and Tempo Lighting, Inc. ("Tempo"), a Delaware corporation. The Company's primary business is to (i) procure goods and services for the Company and its subsidiaries and affiliates on more favorable terms than the individual subsidiaries and affiliates could obtain, and (ii) provide management expertise to the subsidiaries and affiliates, particularly in the areas of employee benefits, public relations and funds management.

    The Company was incorporated in the State of Florida in 1982 and changed its state of incorporation by means of a merger with a Delaware corporation to the State of Delaware in 1987. The address of the Company's principal executive office is 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248 and its telephone number is (214) 248-1922.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

    The Company owns approximately 47% of the issued and outstanding capital stock of DCT, a publicly-held company whose common stock is listed on the American Stock Exchange.

    Products. DCT is an integrated video and audio communications company which offers video and audio tape duplication and satellite communications services. DCT duplicates a variety of video and audio cassettes, including full-length movies, training, music, sales, sports and educational programs. DCT offers its reproduction services to industrial companies, advertising agencies, direct selling organizations and educational and religious groups and its customers include Blockbuster Entertainment, Bristol-Myers Squib, Atlantic Recording Corporation, Madacy Music Group and Warner Music Group. DCT's satellite communications system is capable of transmitting live or pre-recorded programming from remote locations to satellites. DCT's satellite communications customers include local, network and cable television operators such as ESPN, ABC/Capital Cities, WFAA News - Dallas, ABC News, HBO and Beligishe Radio.

    Customers. During the year ended June 30, 1994, one customer, Polygram, accounted for approximately 21% of DCT's sales. During the year ended June 30, 1995, two of DCT's largest customers, Madacy Music Group and Atlantic Recording Corporation, accounted for 16.3% and 12% respectively, of its sales.

    Raw Materials and Manufacturing. DCT purchases blank audio and video cassettes for its reproduction business from several distributors at market prices in the United States and the Pacific Rim. The cassettes are readily available on the open market. The majority of DCT's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors.

    The equipment utilized in DCT's satellite broadcasting business includes two KU band broadcasting trucks, cameras, generators, telephonic equipment and dual transmitters. DCT purchases its materials and equipment from several major manufacturers and believes that the loss of any of its suppliers or manufacturers would not have a material adverse effect on DCT's business, financial condition and results of operations.

    Properties. DCT duplicates video and audio tapes at two facilities, one located in Ft. Lauderdale, Florida and one located in Indianapolis, Indiana. The Ft. Lauderdale facility, which is made up of two adjacent buildings and covers a total of approximately 24,000 square feet, is a real-time duplication facility with the capacity to duplicate an average of approximately 9,000 videos per day. The Indianapolis facility, which covers approximately 66,000 square feet, is a fully automated, state of the art high-speed duplication facility with the capacity to duplicate 80,000 videos per day.

    Competition. DCT's industry is highly competitive. There are other commercial video duplicating and satellite broadcasting companies which compete with DCT and have greater financial resources and sales volume than DCT. DCT depends upon its ability to provide quality services at competitive prices to its customers in order to be competitive.

    Employees. As of June 30, 1995, DCT had a total of approximately 207 employees, all of whom are full-time employees. None of the employees are represented by a labor union. The Company believes that DCT has good relations with its employees.

AMERICAN QUALITY MANUFACTURING CORPORATION

    The Company owns approximately 98.5% of the issued and outstanding capital stock of AQM.

    Products. AQM believes that it is one of the largest manufacturers of unfinished wood cabinet products and vanities for the home, including kitchen cabinets, bathroom cabinets and vanities and storage cabinets. AQM has also recently introduced a line of finished cabinet products and has designed and developed full-scale prototypes for several styles of home leisure products, including home entertainment centers and electronic furniture centers. AQM distributes its products to the remodeling and new construction markets through a variety of channels, including home centers and independently owned retailers.

    Customers. The following three customers accounted for the following percentages of AQM's sales in fiscal year 1994: Payless Cashways (17.82%); Grossman's (10.32%); and Home Depot (12.86%). The following three customers accounted for the following percentages of AQM's sales in fiscal year 1995:
Payless Cashways (21.20%); Home Depot (14.87%); and Builders Square (9.48%). The loss of any of these customers could have a material adverse effect on AQM. As is customary in the industry, AQM does not have long-term supply contracts with any of its customers.

    Raw Materials and Manufacturing. The materials used in AQM's manufacturing operations include oak and birch lumber, particle board, fiber board, laminates, paper and vinyl coverings, glass, furniture hardware and packaging material. AQM is dependent upon outside suppliers for all of its raw material needs and, therefore, is subject to fluctuations in prices of raw materials.
In particular, AQM's results of operations are affected significantly by increases in the market prices of wood and wood products such as particle board. AQM buys its raw materials at market-based prices from numerous independent suppliers. Prices of wood and wood products can be adversely affected by, among other things: (i) an overall shortage of lumber in the United States caused by poor weather in timber harvesting areas; (ii) governmental restrictions on lumber harvesting in the Pacific Northwest; (iii) an increase in housing construction; (iv) increased demand for papermill by-products, which are the primary materials used in the production of particle board; and (v) increased substitution of particle board for solid wood. AQM purchases these materials from various suppliers at market prices and believes that the loss of any one of its suppliers would not have a material adverse effect on AQM's business, financial condition and results of operations.

    Properties. AQM manufactures its products in two facilities, one located in Conway, Arkansas and the other in Burlington, Kansas. The Conway facility, which was opened in 1990, covers approximately 200,000 square feet. The Burlington facility, which was opened in 1991 and which the Company leased in March 1994, covers approximately 185,000 square feet.

    Competition. The industry in which AQM operates is highly competitive and includes a large number of both domestic and foreign manufacturers. Certain of AQM's competitors have greater sales volumes and financial resources than AQM.

    The Company believes the following factors have enabled AQM to compete effectively: (i) its low cost products that are attractively styled and high quality; (ii) its ability to anticipate new markets and distribution channels for its products; (iii) its continuing effort to improve its products; (iv) its low cost production capabilities and stable, experienced work force; (v) its strong commitment to customer service; and (vi) its experienced management team.

    Employees. As of June 30, 1995, AQM had a total of approximately 389 employees, all of whom are full-time employees. None of the employees are represented by a labor union. The Company believes that AQM has good relations with its employees.

TEMPO LIGHTING, INC.

    The Company owns all of the issued and outstanding common stock of Tempo.

    Products. Tempo designs, manufactures, assembles and markets a line of medium-priced residential and commercial lamps and lighting fixtures. Tempo's current line consists of approximately 525 designs that include medium-priced contemporary and traditional table lamps, floor lamps and lighting fixtures and a line of slightly higher-priced contemporary table and floor lamps under the trade name "Infiniti Lighting." Tempo's products are sold throughout the United States and the Caribbean principally to furniture stores, department stores and lighting specialty shops including JC Penney and Burdine's Stores. The products are also sold to large commercial users, such as office buildings and hotels.

    Customers. During the year ended June 30, 1994, one customer of Tempo, JC Penney, accounted for approximately 15% of Tempo's revenues. During the year ended June 30, 1995, two customers of Tempo, JC Penney and Heilig-Meyer, accounted for approximately 18.8% and 13.8% respectively, of Tempo's revenues.

    Raw Materials and Manufacturing. The raw materials used in Tempo's manufacturing operations are glassware, ceramic, brass, wood, plastic and various types of fabric. Tempo also purchases various component parts such as electrical sockets and castings. Tempo purchases its raw materials and component parts from several suppliers and believes that the loss of any of its suppliers would not have a material adverse effect on Tempo's business, financial condition and results of operations.

    Properties. Tempo manufactures its products at two facilities, one in Hialeah, Florida and one in Bangs, Texas. The Hialeah facility covers approximately 27,000 square feet and the Bangs facility covers approximately 52,000 square feet. Tempo's manufacturing operations consist of fabrication, assembly and testing of the parts and components, painting, finishing, firing and decorating. Tempo also has fully integrated lamp shade manufacturing operations. Tempo also has showrooms and sales offices in Dallas, Texas, Atlanta, Georgia and High Point, North Carolina.

    Competition. The lighting fixture industry is highly fragmented, consisting of many companies that compete with Tempo that are larger and have greater resources. The Company believes that Tempo's principal competitive advantages are its high product quality, variety of products and competitive prices.

    Employees. As of June 30, 1995, Tempo had a total of approximately 85 employees, all of whom are full-time employees. None of the employees are represented by a labor union. The Company believes that Tempo has good relations with its employees.

ENVIRONMENTAL REGULATIONS

    The Company's operations, through its subsidiaries AQM and Tempo, are subject to extensive federal, state and local laws, regulations and ordinances relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment. Permits are required for certain of the Company's operations and are subject to revocation, modification and renewal by governmental authorities.

    Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. Compliance with these regulations has not in the past had a material effect on the Company's earnings, capital expenditures or competitive position. The Company anticipates increased federal and state environmental regulation affecting it as a manufacturer, particularly regarding emissions and the use of certain materials in the production process. In particular, regulations currently being issued under the Clean Air Act Amendments of 1990 likely will subject the Company to new standards regulating emissions of certain hazardous air pollutants from certain of its manufacturing operations. The Environmental Protection Agency's development of these standards is still at a preliminary stage. The Company cannot at this time estimate the impact of these new standards on the Company's operations, future capital expenditure requirements or the cost of compliance.

    The manufacturing facilities of AQM and Tempo ship waste products to various disposal sites. To the extent that such waste products include hazardous substances that could be discharged into the environment at such disposal sites or elsewhere, the Company could be potentially subject to laws which provide for responses to and liability for releases of hazardous substances into the environment and liability for natural resource damages. One example of such laws is the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"). Generally, liability under CERCLA is joint and several and is determined without regard to fault. In addition to CERCLA, similar state or other laws and regulations may impose the same or even broader liability for releases of hazardous substances.

ITEM 2.    DESCRIPTION OF PROPERTY

    Set forth below is certain information with respect to the Company's principal properties. The Company believes that all of these properties are adequately insured, in good condition and suitable for the uses described below.

                                                 APPROXIMATE SIZE     OWNED/             LEASE EXPIRATION
LOCATION              PRIMARY USE                  (SQUARE FEET)      LEASED                  DATE
--------              -----------                  -------------      ------                  ----
Dallas,               Corporate                       10,328          Leased            June 2000
Texas                 Office

Hialeah,              Manufacturing,                  27,000          Leased (1)        July 1996
Florida               Office

Ft. Lauderdale,       Duplication,                    12,000          Leased            June 1999
Florida               Office

Ft.Lauderdale,        Warehouse                       12,000          Owned (2)
Florida

Indianapolis,         Duplication                     66,000          Leased            June 1999
Indiana

Conway,               Manufacturing,                  200,000         Leased (3)        December 2009
Arkansas              Office

Burlington,           Manufacturing,                  185,000         Leased (4)        May 2014
Kansas                Office

Bangs,                Manufacturing                   52,000          Owned (5)
Texas

    (1) Donald E. Courtney, a former director and officer of the Company, is a partner in the partnership that owns the Hialeah facility. See "Certain Relationships and Related Transactions."

    (2) The Company purchased this facility on March 31, 1992 for a purchase price of $398,000.

    (3) DeWayne Davis, a former director and officer of the Company and AQM, was a major shareholder in American Industries, Inc., which owns the Conway facility. See "Certain Relationships and Related Transactions."

    (4) AQM has leased the Burlington, Kansas facility from the Coffey County, Kansas Board of County Commissioners for a term of 20 years. Upon expiration of the initial 20-year term, the Company has the option to renew the lease for an additional 20-year term or purchase the facility.

    (5) The Company purchased the Bangs facility on June 10, 1992. The purchase price for the Bangs facility was $300,000 with a down payment of $100,000 and a deed of trust in the amount of $200,000 to be paid over a period of 72 months at an interest rate of 9% per annum and monthly payments of $3,605.

ITEM 3.    LEGAL PROCEEDINGS

    The Company may from time to time be party to various legal actions arising in the ordinary course of its business. In addition, the Company is currently involved in litigation with a former officer and director of the Company and AQM. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pending Litigation." The Company does not believe that it is currently involved in any pending actions that will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 7, the Board of Directors called a special meeting of the stockholders for the following purposes: (i) to approve a proposal to amend the Company's Certificate of Incorporation to increase the authorized capital stock; (ii) to approve a proposal to amend the Company's Certificate of Incorporation to authorize a class of preferred stock; and (iii) to approve a proposal to amend the Company's Certificate of Incorporation to effect a one for eight reverse split of the Company's common stock at the discretion of the Board of Directors.

The stockholders approved all of the above proposals. Proposal (i) described above had 11,488,896 votes cast in favor and 1,285,147 votes cast against. Proposal (ii) described above had 8,759,662 votes cast in favor and 1,364,523 votes cast against. Proposal (iii) described above had 11,559,827 votes cast in favor and 1,210,526 votes cast against.

                                    PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

    The Common Stock of the Company was quoted on the Nasdaq Stock Market until November 19, 1993 under the symbol "LAMP." The following table sets forth the range of representative high and low closing bid prices for the Common Stock for the periods indicated. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                            HIGH               LOW
                                            ----               ---
        FISCAL 1994
         First Quarter                      1.06                .81
         Second Quarter                     3.81               1.81
           (through November 19, 1993)

    The Common Stock of the Company has been listed on the AMEX since November 19, 1993 under the symbol "SOI." The following table sets forth the high and low sales prices of the Common Stock on the AMEX for the periods indicated.

                                     HIGH                 LOW
                                     ----                 ---
        FISCAL 1994
          Second Quarter             $4.06               $2.75
           (from November 19, 1993)
         Third Quarter                3.82                3.00
         Fourth Quarter               3.56                2.13

         FISCAL 1995
           First Quarter              2.56                1.63
           Second Quarter             3.25                2.13
           Third Quarter              3.00                1.38
           Fourth Quarter             1.75                1.00

    On September 29, 1995, the closing price of the Common Stock was $.94 per share. On September 29, 1995, there were 507 stockholders of record of the Common Stock.

    The Company currently intends to retain all earnings to finance the development and expansion of its operations. The Company does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including but not limited to the Company's results of operations, financial condition, business opportunities and capital requirements. The payment of dividends will also be subject to the requirements of Delaware law, as well as restrictive financial covenants in the Company's existing and future credit agreements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

    Fiscal Year 1995:

    During the year ended June 30, 1995, the Company's ownership percentage of DCT dropped to approximately 46.8% after the Company sold a portion of its holdings in DCT. Even though the Company still controls DCT and still maintains control over the largest block of DCT common stock, consolidation of the operations of DCT is not allowed for investments under 50% stock ownership. Consequently, the Company's ownership of DCT is accounted for under the equity method of accounting and the Company's proportionate ownership of the net assets of DCT is reflected as one line item on the Company's consolidated balance sheet. Likewise the Company's proportionate share of DCT's earnings is reflected as a single line item on the Company's consolidated statements of operations. The complete financial statements of DCT have been included in this Form 10-KSB, and a separate discussion of financial condition and results of operations of DCT has been included as a separate section of this item. The results of operations of the Company for the year ended June 30, 1994, however do include the consolidated results of operations of DCT since the Company owned in excess of 50% of DCT's common stock at June 30, 1994.

    The Company experienced a net loss of approximately $2,648,000 for the year ended June 30, 1995. Approximately $2,668,000 of the consolidated net loss related to the loss from the Cabinet and Furniture segment. This loss, discussed more fully below, resulted primarily from increases in both cost of goods sold and general and administrative expenses. Costs related to the initial operations of the segment's Kansas plant and costs associated with the introduction of new product lines caused these increases.

    Net sales declined from approximately $32,748,000 to $23,280,000. This is largely due to the effects of consolidation in the prior year where DCT's sales were included in the Company's consolidated net sales. If DCT's net sales were included in the Company's consolidated net sales for the year ended June 30, 1995, the Company's net sales would have increased approximately 35%.

    The Company's consolidated operating income declined from $1,232,000 to an operating loss of $3,793,000 during the year ended June 30, 1994 and 1995, respectively. Once again, the Cabinet and Furniture segment's results of operation were the primary cause of the decline. By not consolidating DCT's operations with the Company's for the year ended June 30, 1995, DCT's operating income of approximately $811,000 was not available to offset operating losses from the Company's subsidiaries.

    An increase in interest expense from approximately $590,000 to $690,000 for the years ended June 30, 1994 and 1995, respectively, also contributed to the Company's consolidated net loss. Increased borrowings and higher prime rates led to this increase.

    The Company's increased operating costs were offset somewhat by approximately $355,000 in realized gains on investment transactions.
Throughout the year, the Company invested funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with federally insured national banks.

The asset balance recorded for these funds invested in marketable securities at June 30, 1995 was approximately $923,000. An unrealized holding loss account balance of approximately $334,000 is also recorded as a separate component of shareholders' equity to account for declines below cost of certain of the marketable securities held in the Company's investment portfolio. The Company also recognized a gain of approximately $229,000 related to the sale of 117,000 shares of the common stock of DCT.

    In addition, $750,000 was received in settlement of a lawsuit against the Company's former President and Chairman. That lawsuit alleged he caused the Company to sell him its wholly-owned subsidiary, CeraTech Corporation, for less than fair value in June 1992. The former President paid the Company $750,000 on September 16, 1994, in full settlement of the lawsuit.

    The balance of net unrealized holding losses on securities at June 30, 1994 reflected in the Consolidated Statements of Stockholders' Equity has been restated to reflect a valuation allowance against deferred taxes that should have been recorded in 1994 to reflect the tax benefit of unrealized capital losses on marketable securities.

Fiscal Year 1994:

    The significant increase in consolidated net sales for the year ended June 30, 1994 of approximately $18,208,000 or 125% as compared to consolidated net sales for the year ended June 30, 1993 was due primarily to the sales provided from the Company's Cabinet and Furniture segment, formed upon the acquisition of AQM on January 1, 1994, and through the significant sales growth of the Company's Video Production and Duplication segment during the year ended June 30, 1994. Approximately $9.6 million of the increased sales related to the Cabinet and Furniture segment and $8.1 million related to increased sales from the Video Production and Duplication segment. Sales from the Home Furnishings segment increased approximately $450,000.

    Operating income also increased for the year ended June 30, 1994, however not at the same rate as net sales. Operating income increased by approximately $274,000 or 29% from the year ended June 30, 1993. As a percentage of net sales, the operating income actually declined from approximately 6.6% to 3.8% for the years ended June 30, 1993 and 1994, respectively. This percentage decline is attributable to increases in cost of goods sold, resulting from higher volume sales at lower margins experienced at the Company's Video Production and Duplication segment and the addition of the Cabinet and Furniture segment which generally operates at lower margins than the Company's other segments. Despite the increases in cost of goods sold, both selling expenses and general and administrative expenses, as a percentage of net sales, were consistent for the years ended June 30, 1994 and 1993.

    The Company also experienced a large increase in interest expense during the fiscal year 1994 from approximately $169,000 to $590,000 for the years ended June 30, 1993 and 1994, respectively. The primary reasons for this increase were due to (1) the Video Production and Duplication segment's additional borrowings supporting the expansion of that segment and (2) the addition of the Company's Cabinet and Furniture segment with its line of credit and other short-term borrowing needs. This expense was offset by approximately $589,000 added to other income during the year ended June 30, 1994 which related to realized gains earned from the Company's marketable securities portfolio.

    On February 14, 1994, the Company issued 1,329,836 shares of the Company's Common Stock in exchange for 580,538 shares of the common stock of DCT. The transaction was recorded at fair value of the stock exchanged. This exchange had no net effect on total shareholders' equity.

Video Production and Duplication Segment

    The Video Production and Duplication segment offers video and audio tape duplication and production services and satellite communications services. This segment was consolidated into the Company's financial statements for the year ended June 30, 1994 but was not consolidated for the year ended June 30, 1995. Consequently, only a discussion of the fiscal year 1994 is included below. See the separate discussion of DCT's operations included at the end of this item.

    Fiscal Year 1994:

    This segment's continued expansion led to the full operation of the new high-speed duplicating facility along with expanded capacity at the segment's other locations. This expansion, in turn, resulted in dramatic sales growth in fiscal year 1994. Net sales for the year ended June 30, 1994 increased 82% to approximately $18,005,000. This increase was due to growing sales at all locations, especially at the Company's high-speed duplication facility in Indiana.

    Although net sales increased significantly, operating income for this segment did not increase at the same rate. Operating income increased 54% to approximately $1,428,000 for the year ended June 30, 1994. When compared as a percentage of sales however, operating income declined from approximately 9.4% of net sales to 7.9% of net sales for the years ended June 30, 1993 and 1994, respectively. This declining percentage of net sales was primarily due to cost of goods sold, which increased at a faster rate than sales. As a percentage of net sales, cost of goods sold was approximately 74.9% and 71.7% for the years ended June 30, 1994 and 1993, respectively. The increased cost of goods sold was due to lower margins earned from the higher volume retail sell-through business of the segment.

    In the quarter ended December 31, 1993, after evaluating the historical contribution of this segment's Video Plus, Inc. subsidiary and considering the expected future contribution of this subsidiary, management decided to sell Video Plus, Inc. The operations of Video Plus, Inc. have therefore been removed from the operating section of the consolidated statements of income for all periods presented, and the income or loss from operations of Video Plus, Inc. have been segregated under discontinued operations. The net effect of the operation of Video Plus, Inc. for the year ended June 30, 1994 was a loss of approximately $95,000.

Cabinet and Furniture Segment

    The Cabinet and Furniture segment was formed with the acquisition of AQM, effective January 1, 1994. AQM is a manufacturer of unfinished and finished wood cabinet products and vanities for the home.

    Fiscal Year 1995:

    Net sales from the Cabinet and Furniture segment for the year ended June 30, 1995 contributed approximately $18,411,000 or 79% of the Company's consolidated net sales for the 1995 fiscal year. Although contributing substantially to the consolidated sales growth of the Company for the year ended June 30, 1995, the consolidated net loss of the Company during this period is almost entirely due to this segment's losses. Of the Company's approximate $3,793,000 consolidated operating loss for the year ended June 30, 1995, approximately $3,234,000 was a direct result of losses from the cabinet and furniture segment. Management is implementing several actions in order to mitigate future losses from this segment, as follows: (1) A consolidation of operations into a single operating plant is under consideration; (2) A full review of all product lines is underway. As a result of this review, material content of all product lines will be analyzed in order to reduce material costs. In addition, based on this review, all unprofitable product lines and customers will be discontinued; (3) Negotiations with alternative lenders are in process. Management anticipates moving the lending relationship with the current lender in order to reduce the segment's interest burden; and (4) In addition, the Company will fund operating requirements of this segment on an as needed basis. Despite managements efforts, however, there can be no assurance that these steps, once implemented will significantly improve the financial position of the Company.

    The segment's operating loss of approximately $3,234,000 was the result of increases in both cost of goods sold and operating expenses. As a percentage of net sales, cost of goods sold increased from 85.4% to 96.6% for the years ended June 30, 1994 and 1995, respectively. These costs have increased at a faster rate than net sales due to several factors. The largest factor related to the effects of the commencement of operations at the segment's Kansas facility which accounted for approximately $1,500,000 (8% of net sales) of non-recurring costs included in the current year cost of goods sold. In addition, the production of several different product lines was commenced on a trial basis before the current product lines were established. These trials contributed costs in a disproportionate amount to sales during the first two fiscal quarters until the most beneficial product mix to be produced at the Kansas facility could be established.

    Increased material costs as well as increased labor and overhead costs also contributed to the decline in gross margins. The segment's addition of the finished cabinet product lines contributed to the overall increase in material and labor costs. In addition, due to the segment's negative cash flow position, certain bulk purchases of raw materials were not acquired in the same quantities as in the past. The cost savings that had been realized due to these quantity discounts and early payment discounts, were not realized in the current year, which also contributed to the higher costs. As the newer product lines are established and older, less profitable lines are discontinued, management expects that gross margins will improve. Additionally management has negotiated with several of its suppliers to schedule out amounts due. Additionally, subsequent to June 30, 1995, the Company's majority shareholder has transferred shares of the Company in settlement of the claims of certain of this segment's creditors. As of September 25, 1995, 530,286 shares of the Company have been transferred in satisfaction of approximately $417,000 of this segment debt. The Company intends to issue new, restricted shares to the majority shareholder for the dollar amount of claims satisfied and will treat this as an additional capital contribution. Management expects that this cash management strategy will alleviate immediate cash requirements, allowing more controlled and cost effective inventory purchases. There can be no assurance, however, that any of the strategies implemented by management will be effective in returning this segment to profitability.

    Operating expenses as a percentage of net sales also increased from 15% to 21% for the years ended June 30, 1994 and 1995. An increase in general and administrative expenses comprised the majority of the increase in operating expenses in the most recent fiscal year. Increased overhead payroll costs associated with the operation of the Kansas facility for a full year along with increased professional fees associated with a lawsuit (see Pending Litigation, below) resulted in the higher expenses. In addition, approximately $404,000 was added to the allowance for doubtful accounts, contributing to the increased operating expenses for the year ended June 30, 1995.

Fiscal Year 1994:

    Net sales from this segment comprised approximately $9,586,000 or 29% of the Company's consolidated net sales for the year ended June 30, 1994. (This represents net sales from the acquisition date of January 1, 1994 to June 30, 1994.) In the fiscal year ended June 30, 1994, this segment provided an operating profit of approximately $286,000. Results of operations, though positive, were still not at the level expected by management. Due to the addition of finished cabinets to AQM's product mix, changes were necessitated in the production process which led to higher costs to produce the segment's products.

Management made these product changes in order to improve both sales and gross margins and to position the segment for future growth and profitability.

    In order to further assess the financial condition of this segment, a comparison of the segment's full year results of operations to the prior year is necessary, even though the Company only operated this segment for six months of the current fiscal year. (Note that the reference to the prior fiscal year of AQM is May 31, 1993. AQM's fiscal year end was changed to June 30 in the 1994 fiscal year to match the Company's fiscal year end.)

    Net sales for the year ended June 30, 1994 increased approximately 3.5% from the year ended May 31, 1993. The increased sales were obtained despite the effects of poor weather in February which forced a plant slow down and the cessation of shipping for several days. Management's efforts to devote more attention to sales began to produce increased sales in the last quarter of fiscal 1994. In addition, management was able to increase sales prices to offset the increases in its raw material product costs.

    Even when discounting the effects of the inclement weather noted above, the sales growth experienced by this segment was still less than management expectations. The sales results were due to adjustments in purchasing patterns made by two of the segment's major customers. One customer began a restructuring of its operations, closing some unprofitable retail locations and therefore consolidating some of its inventory from closed stores to its other locations. Another major customer, due to a shortage in storage and shelf space, discontinued its orders of assembled cabinets, preferring instead to order the segment's ready to assemble products.

    This segment relied on three major customers for approximately 40% of its gross sales for the year ended June 30, 1994. This dependence is down from reliance on four major customers for approximately 56% of gross sales for the year ended May 31, 1993.

    Cost of sales as a percentage of net sales increased from approximately 83.6% to 85.4% for the years ended May 31, 1993 and June 30, 1994, respectively. This increase was primarily due to the addition and start up of the finished cabinet product line and the costs incurred initiating production at the segment's Burlington, Kansas facility. In addition, the segment incurred additional costs during the last six months of the year ended June 30, 1994 in redesigning an entire product line for a major customer and redesigning its other products in order to conform their sizes to industry norms.

Home Furnishings Segment

    The Home Furnishings segment designs, manufactures, assembles and markets a line of medium priced residential and commercial lighting fixtures.

    Fiscal Year 1995:

    Net sales from the home furnishings segment decreased approximately 5.6% for the year ended June 30, 1995 as compared to June 30, 1994. This decline in sales is due to lower demand from the segment's record sales which were experienced in the prior three fiscal years. Management has implemented increased sales efforts in order to maintain an optimum sales volume, however there can be no assurance that these efforts will produce increased sales or increased operating profits.

    Along with the decline in net sales for this segment, the operating profit generated in the prior fiscal year declined to an operating loss of approximately $153,000 for the year ended June 30, 1995. The reduced profitability of this segment is primarily the result of increased cost of goods sold, which increased at a higher rate than sales. Specifically, higher freight and labor costs along with higher workers compensation costs at the segment's Bangs, Texas location contributed to the increased cost of goods sold. Management has not been successful in passing these increased costs along to its customers through price increases in the current fiscal year, and will attempt to improve margins, either through price increases or cost reductions. There can be no assurance, however that management's efforts will improve operating profits.

    Fiscal Year 1994:

    In the fiscal year ended June 30, 1994, the Home Furnishings segment generated approximately $92,000 of operating income from approximately $5,158,000 in net sales. This is an approximate 68% increase in operating income and an approximate 11% increase in net sales from the prior fiscal year. The increase in net sales is due primarily to expanded listings of the Company's products in a major customer's approved buying list. Department and sales managers at major retailers are authorized to order merchandise only from the retailers' approved buying lists, therefore, expanded listings of the Company's products on these lists should yield higher sales.

    During the fiscal year ended June 30, 1994, the Company moved some of its lamp assembling activity from its Hialeah, Florida facility to its lamp base manufacturing facility in Bangs, Texas. The costs incurred in establishing the limited product line manufacturing capability in Bangs, Texas resulted in increased costs. Although this segment's operating income as a percentage of net sales increased slightly from approximately 1% of net sales in fiscal year 1993 to approximately 2% of net sales in fiscal year 1994, the segment's gross profit percentage (gross profit as a percentage of net sales) declined slightly from approximately 28% to 26%.

CAPITAL RESOURCES

    During the year ended June 30, 1995, the Company acquired, through its various subsidiaries, approximately $605,000 in equipment. Approximately $546,000 was invested in equipment at the Company's Cabinet and Furniture segment, with the remaining balance used for equipment purchases at the Home Furnishings segment and the corporate office. These equipment acquisitions were made with funds provided from operations and were necessary to position the respective segments to expand their product offerings and maintain competitive position. Management expects to maintain its current level of capital acquisitions for the Cabinet and Furniture segment and expects only limited fixed asset expenditures for the Home Furnishings segment through the 1996 fiscal year in order to modernize and improve plant equipment.

LIQUIDITY

    During the year ended June 30, 1995, the Company's cash flows from operating activities resulted in a net use of cash of approximately $1,950,000. This is compared with cash used in operating activities of approximately $1,096,000 for the year ended June 30, 1994. The Cabinet and Furniture segment's operating losses of approximately $3,234,000 were the primary factor in the segment's overall net use of cash from operating activities. This segment utilized cash management techniques to fund the segment's operations and is evidenced by both the increase in the segment's accounts payable and the virtually unchanged accounts receivable balance. Despite these efforts, operations required funding from the segment's line of credit arrangements. Additionally, long-term debt of approximately $1,225,000 was utilized for development of the segment's finished cabinet product line. As this segment is operating at its funding limitations with its current lender, future deficiencies in cash provided from operations will be provided by the Company. By implementing the strategies noted above in the Results of Operations section, management hopes to minimize the amount of cash provided to this segment by the Company, thereby returning the segment to profitability. There can be no assurance, however, that the strategies planned by management will produce the anticipated results.

    As mentioned above, the large operating losses of the Company was the primary reason for the current year change in overall operating cash flow position of the Company. These losses are offset somewhat by decreases in accounts receivable and increases in accounts payable and accrued liabilities. Also affecting the cash flow from operating activities are approximately $355,000 in gains recognized on sales of the Company's marketable securities portfolio. These gains are subtracted from net income in calculating cash flows from operations, and therefore increase the cash used in operating activities as presented on the consolidated statement of cash flows.

    Throughout all the Company's industry segments, the demand by customers for longer payment terms resulted in some expansion of accounts receivable balances. Despite these market pressures to extend longer payment terms, the Company's overall accounts receivable conversion period (measuring how quickly the Company, on average, collects its accounts receivable) has improved. The accounts receivable conversion period decreased from 93 days to 75 days for the years ended June 30, 1994 and 1995, respectively.

    The reduction in the accounts receivable conversion period was due to the improved collections at the Home Furnishings segment. The conversion period improved from 64 days to 41 days for the years ended June 30, 1994 and 1995. The reduction in the overall conversion period occurred despite an increase in the accounts receivable conversion period at the Cabinet and Furniture segment from 77 days to 83 days, for the years ended June 30, 1994 and 1995. In response to the changing customer bases and overall sales increases, management has increased the allowance for doubtful accounts. The Cabinet and Furniture segment increased its allowance for doubtful accounts in response to its increased sales and due to discontinuance of a short-lived custom cabinet product line. Management will continue to monitor and exercise close scrutiny on the credit and collections process in order to improve collections while preserving the Company's competitive position. Despite the demand for longer collection terms, management does not expect any significant detriment toward its short-term liquidity.

    During the year ended June 30, 1994, the Company's cash needs were met primarily through utilization of credit lines to fund the expansion needs and through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management expects that the Company will continue to meet all obligations as they come due, and no vendor/supplier problems are expected.

    AQM's line of credit requires compliance with certain covenants with the bank. As of June 30, 1995, AQM exceeded its borrowing base related to eligible inventory and had approximately $117,000 of inventory on consignment with customers, which is prohibited under the terms of the agreement with the bank. On September 22, 1995, the Company and AQM entered into an agreement whereby the bank agreed to amend the loan documents and forbear from enforcing its rights and remedies under the loan documents until March 31, 1996. In order to induce the bank to enter into this agreement, the Company pledged 515,000 shares of DCT common stock to the bank. After March 31, 1996, however, the bank will have the right to call the loan. Management expects to be in compliance and/or change the banking relationship, entering into a new debt agreement by the March 31, 1996 date.

    On November 17, 1994, the Board of Directors declared the payment of a dividend to its stockholders. Stockholders of record on November 30, 1994 received one share of NewCare Health

Corporation ("NWCA") common stock for each 85 shares of the Company's Common Stock held as of the record date. The NWCA common stock was distributed from the Company's marketable securities portfolio and consisted of approximately 175,000 shares of NWCA valued at approximately $577,000.

OTHER COMMENTS

    The Company's Cabinet and Furniture segment's sales levels generally follow remodeling and other "do it yourself" retail markets, which traditionally peak in the winter and spring. Therefore, this segment is subjected to seasonal influences, with the highest level of sales typically realized in the period from January through April.

    The costs of the Cabinet and Furniture segment's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure has been relatively modest over the past five years, except for lumber prices, which rose approximately 14% during the fiscal year 1994. However, the segment has generally been able to mitigate the effects of inflation and commodity price fluctuations through sales price increases and cost savings in other areas.

    The Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" in the first quarter of fiscal year 1994. As permitted under SFAS 109, prior years' financial statements have not been restated. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company for the year ended June 30, 1994.

    In September 1994, the Company settled a lawsuit against its former President and Chairman that alleged he caused the Company to sell him its wholly-owned subsidiary, CeraTech Corporation, for less than fair value in June 1992. The former President paid the Company $750,000 on September 16, 1994, in full settlement of the lawsuit.

PENDING LITIGATION

    On March 17, 1995, the Company announced that it had filed on behalf of itself and its AQM subsidiary, a lawsuit in the Chancery Court of Faulkner County, Arkansas against DeWayne Davis, the former Chief Executive Officer, Chief Financial Officer and director of AQM. In the lawsuit, the companies charge Mr. Davis with fraud, self-dealing, misappropriation of company assets, misappropriation of trade secrets, breach of fiduciary duty and other causes of action for certain alleged acts committed as a director and officer of AQM and the Company. One of the alleged acts involved the purchase of materials and timber products from American Plywood Sales, Inc. ("APS"), a wholly-owned subsidiary of Builders Warehouse Association, Inc. ("BWA"). (Mr. Davis controlled BWA as a director and major shareholder.) The lawsuit alleges that these purchases were at prices in excess of those that could have been obtained by purchasing materials directly from the suppliers. Additionally, the lawsuit seeks recovery of certain amounts deemed by the Company's management to be unauthorized compensation and executive benefits. AQM is not seeking any recovery from BWA or APS for amounts paid for materials purchased in the current or preceding fiscal periods.

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

    Mr. Davis has countersued AQM alleging incomplete compensation during his tenure as an executive officer of AQM. AQM believes that the amounts claimed under this countersuit are not material to the financial statements of AQM. In addition, BWA has filed a lawsuit against AQM and the Company on the basis that AQM allegedly owes APS for wood products purchased by AQM from APS. These purchases were previously recorded as incurred and therefore the effect of this claim is already reflected in AQM's interim financial statements. AQM has ceased purchasing any materials from APS and has secured alternative suppliers which AQM believes will meet its production requirements. Due to the dispute with Mr. Davis, the amount owed to BWA is being held by AQM, at the request of counsel, pending resolution of the lawsuits.

SIGNIFICANT UNCONSOLIDATED SUBSIDIARY -- DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

    As previously stated, the operations of DCT are not consolidated in the Company's consolidated financial statements as of and for the year ended June 30, 1995. Since DCT is a significant subsidiary, the separate financial statements of DCT are included as part of this Form 10-KSB. Included below is a discussion related to these financial statements.

OVERVIEW

    DCT experienced a decline in operating income from approximately $1,484,000 to $811,000 for the years ended June 30, 1994 and 1995, respectively.
Increased operating costs, primarily in general and administrative expenses, combined with increased cost of goods sold caused the lower operating results. These increased operating costs, along with increased interest expense and costs associated with the effects of closing of DCT's Tapes Unlimited, Inc. ("TU") subsidiary contributed to the net loss for the year ended June 30, 1995.

    During June 1995, DCT's management decided to discontinue the operations of TU. Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to DCT. The effect on net (loss) income of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately ($765,000) and ($81,000), net of income taxes, for the years ended June 30, 1995 and 1994, respectively.

LIQUIDITY

    DCT used approximately $109,000 in cash from operating activities for the year ended June 30, 1995 as compared to approximately $425,000 in cash provided by operating activities for the year ended June 30, 1994. The change in DCT's operating cash position is primarily due to the net loss of approximately $282,000 incurred during the year ended June 30, 1995 as compared to the net income generated in the year ended June 30, 1994 of approximately $699,000. Other significant items that affected cash from operating activities for the year ended June 30, 1995 were increases in inventory, accounts receivable and prepaid expenses.

    Overall inventory levels increased approximately 26% from June 30, 1994 to June 30, 1995 in order to support the increased sales levels experienced during the year ended June 30, 1995. The largest increases occurred in the work-in-process and raw material components of inventory which increased approximately $400,000 and $315,000, respectively during the year ended June 30, 1995.
Toward the end of the fiscal year, DCT began pre-loading blank tapes in anticipation of peak season demand in the fall. This activity led to the increased inventory levels noted above.

    Despite the increased inventory levels, the higher inventory amounts were consistent with the sales levels experienced during the year ended June 30, 1995. This is evident from the consistent inventory turnover experienced during the years ended June 30, 1994 and 1995, which actually improved slightly during these periods from 4.9 times for the year ended June 30, 1994 to 5.2 times for the year ended June 30, 1995.

    Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically DCT does not stock significant quantities of finished products, shipping orders immediately upon completion. Management will continue to focus on ensuring that the least amount of operating cash is invested in inventory by ensuring that shipments are made immediately upon project completion and by minimizing the amount of raw materials purchased.

    Accounts receivable increased approximately $891,000 for the year ended June 30, 1995 as compared to approximately $1,880,000 for the year ended June 30, 1994. Although still contributing to the overall net negative operating cash flow position, the size of the increase in accounts receivable was improved in the current year ended June 30, 1995 despite the increase in sales for the same period.

    DCT's accounts receivable collection period (measuring how quickly, on average, DCT collects its accounts receivable) increased from approximately 67 days at June 30, 1994 to approximately 74 days at June 30, 1995. DCT continues to receive competitive pressures from its customers to grant longer payment terms due to the changing customer base (discussed more fully in the "Results of Operations" section). Therefore, in response to specific accounts that had deteriorated and overall increased sales, DCT increased its allowance for doubtful accounts from approximately $320,000 to $1,065,000 as of June 30, 1994 and 1995, respectively.

    Prepaid expenses and other current assets increased approximately $314,000 for the year ended June 30, 1995 as compared to an increase of approximately $229,000 for the year ended June 30, 1994. The increase is primarily related to income tax receivables based on anticipated refunds due to DCT's net losses in the current year.

    Included in the net loss for the year ended June 30, 1995 were several non-cash losses which partially offset some of the uses of cash from operating activities noted above. Approximately $531,000 was related to the write-off of goodwill recorded from the acquisition of DCT's TU subsidiary which was discontinued in June 1995. In addition, a net loss of approximately $106,000 was realized on the sale of equipment that was no longer needed.

    Approximately $2,005,000 was used in investing activities for the year ended June 30, 1995 as compared to approximately $2,588,000 for the year ended June 30, 1994. A large portion of cash used in investing activities for the year ended June 30, 1995, other than capital expenditures which is discussed in the "Capital Resources" section, was an increase in investments in DCT's marketable securities portfolio and an additional investment of approximately $350,000 in the stock of the Company. A net use of approximately $99,000 was related to these marketable securities investment activities during the year ended June 30, 1995. Additionally, cash was temporarily advanced to the Company and an affiliate of DCT which is expected to be repaid.

    DCT utilized its line of credit to provide for working capital needs during the year ended June 30, 1995. In addition, approximately $269,000 in cash was generated from issuances of common stock in connection with bonuses and other employee compensation. Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received.

    As of June 30, 1995, DCT failed to meet a cash flow coverage ratio as required by certain of DCT's loan agreements. Therefore, all amounts due under these agreements have been classified as current liabilities on the balance sheet. There can be no assurance that DCT will be able to comply with this debt covenant in the future, however management will attempt to comply or renegotiate the covenant with DCT's lender.

    During the year ended June 30, 1995, DCT's cash needs were met primarily through operations, with additional short- term borrowing on DCT's credit line. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

CAPITAL RESOURCES

    DCT invested approximately $1,227,000 in equipment and leasehold improvements for the year ended June 30, 1995. This was lower than amounts invested during the year ended June 30, 1994 due to significant equipment purchases for DCT's high-speed duplicating facility in Indianapolis, Indiana in the prior fiscal year. The necessary equipment to initially position DCT to expand sales to the retail-sell-through market (see "Results of Operations" below) has now been acquired. However, DCT plans to continue to expand current operating facilities at the Indianapolis plant to fully meet the high volume demands of the retail-sell-through market.

    Expenditures in the year ended June 30, 1995 consisted primarily of the following: a satellite uplink unit for DCT's satellite broadcast operations and machinery and equipment for general overall upgrades and replacements at all of DCT's facilities. These expenditures were financed through operations.

RESULTS OF OPERATIONS

    Overall growth in DCT's target markets led to continued sales growth in the current year. Net sales increased approximately 16% from $18,005,000 to $20,894,000 for the years ended June 30, 1994 and 1995, respectively. Significant sales increases, experienced primarily in DCT's first and second fiscal quarters, led to this sales growth as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the "retail- sell-through market" resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. The video tapes sold to this market are typically recorded on a narrower band width (i.e. extended play mode) in order to record more programming on less video tape at a lower cost. DCT's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail-sell-through market, and management has positioned DCT to capitalize on this portion of the video industry.

    Operating profit did not keep pace with the increased sales, declining from approximately $1,484,000 (8.2% of net sales) to $811,000 (3.9% of net sales) for the years ended June 30, 1994 and 1995, respectively. The decline in operating profit is due to increases in cost of goods sold and general and administrative expenses.

    Cost of goods sold as a percentage of sales increased to 77% for the year ended June 30, 1995 as compared to 75% for the year ended June 30, 1994. The increased cost of goods sold is directly attributable to increased material costs, specifically the cost of the plastic video cassette shells, which have been increasing in cost faster than DCT's ability to pass the increases to its customers. Management will continue its efforts to pass on the material cost increases to DCT's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. Management is also exploring alternative sources for its raw materials to reduce material costs.

    As a percentage of net sales, general and administrative expenses increased from approximately 7% to 9% for the year ended June 30, 1994 and 1995, respectively. This increase was due to a larger provision for doubtful accounts and increased public relations expenses. In addition, increased legal and professional expenses were incurred in connection with a lawsuit filed against two former employees which was settled prior to June 30, 1995.

    Despite the increase in net sales, selling expenses increased only slightly for the year ended June 30, 1995. As a percentage of net sales, selling costs approximated 4.9% and 4.3% for the years ended June 30, 1995 and 1994, respectively. The increase was due to an increase in commissions paid.

    Interest expense increased from approximately $352,000 to $700,000 for the years ended June 30, 1994 and 1995, respectively. This increase was due primarily to increased borrowings on DCT's line of credit and increased long-term borrowing over the levels of the prior year. In addition, increased interest expense was due to an increase in the bank's prime interest rate which directly affects DCT's borrowing rates. This additional debt, as compared with the prior year, was incurred in connection with expansion of operations, primarily at DCT's high-speed duplicating facility in Indianapolis, Indiana and for funds borrowed for maintenance of DCT's investment portfolio.

    DCT realized income from securities transactions of approximately $513,000 for the year ended June 30, 1995 as compared to approximately $259,000 for the year ended June 30, 1994. The gains were from investment transactions associated with DCT's marketable securities portfolio. DCT invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

    In the quarter ended December 31, 1993, after evaluating the historical contribution of DCT's Video Plus, Inc. subsidiary and considering the expected future contribution of this subsidiary, management decided to sell Video Plus, Inc. The operations of Video Plus, Inc. have been removed from the operating section of the consolidated statement of income for the year ended June 30, 1994, and the income from operations of Video Plus, Inc. have been segregated under discontinued operations. The net effect of the operation of Video Plus, Inc. for the year ended June 30, 1994 was a reduction to net income of approximately $94,000.

OTHER ITEMS

    The costs of DCT's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressures have been relatively modest over the past five years and DCT has generally been able to mitigate the effects of inflation and commodity price fluctuations through sales price increases and cost savings in other areas.

    DCT's sales levels generally follow the retail-sell-through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. DCT has mitigated this seasonality by increasing sales efforts to lower volume, but higher margin customers such as corporate training video duplication and the video rental market. In addition, management plans to increase market penetration in the

Canadian and other foreign markets where the seasonal base is different from that of the domestic market. Finally, management intends to focus its marketing efforts toward the amusement related industry (i.e. providing video tape duplication services for video game manufacturers) as well as to the mass marketing advertising industry to help mitigate the seasonality of the retail-sell-through markets. Even by utilizing these techniques, sales levels are still lower in the summer months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

    Consolidated Financial Statements of the Company (Audited)

    F-1    Independent Auditors' Reports
    F-4    Balance Sheets as of June 30, 1995 and 1994
    F-6    Statements of Operations for the Years Ended June 30, 1995 and 1994
    F-7 Statements of Stockholders' Equity for the Years Ended June 30, 1995 and 1994
    F-8    Statements of Cash Flows for the Years Ended June 30, 1995 and 1994
    F-10   Notes to Financial Statements

    Consolidated Financial Statements of the Company's significant unconsolidated affiliate - Digital Communications Technology
    Corporation (Audited)

    F-27   Independent Auditors' Reports
    F-29   Balance Sheets as of June 30, 1995 and 1994
    F-30   Statements of Operations for the Years Ended June 30, 1995 and 1994
    F-31 Statements of Stockholders' Equity for the Years Ended June 30, 1995 and 1994
    F-32   Statements of Cash Flows for the Years Ended June 30, 1995 and 1994
    F-34   Notes to Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
   S.O.I. Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of S.O.I. Industries, Inc. and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We also audited the adjustment described in Note 20 that was applied to restate the June 30, 1994 financial statements. In our opinion, such adjustment is appropriate and has been properly applied to the June 30, 1994 financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of S.O.I. Industries, Inc. and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ COOPERS & LYBRAND L.L.P.

Dallas, Texas
September 25, 1995

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of S.O.I. Industries, Inc. and Subsidiaries

We have audited the consolidated statement of operations of S.O.I. Industries, Inc. and Subsidiaries and the related consolidated statements of shareholders' equity and cash flows for the year then ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of American Quality Manufacturing Corporation, a wholly-owned subsidiary, which statements reflect total revenues of $9,585,572 for the six months ended June 30, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this subsidiary, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our report and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of S.O.I. Industries, Inc. and Subsidiaries, changes in their shareholders' equity and their cash flows for the year then ended June 30, 1994, in conformity with generally accepted accounting principles.

As discussed in NOTE 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities. Also as discussed in the first paragraph of NOTE 20, the consolidated financial statements as of June 30, 1994 have been restated.

MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants

/s/ Morrison, Brown, Argiz & Company

Miami, Florida
August 31, 1994
Except with respect to the first paragraph of NOTE 20 as to which the date is June 15, 1995 and to the disclosures regarding the Company's settlement of a lawsuit with a former officer as to which the date is September 16, 1994

                    [S.W. HATFIELD + ASSOCIATES LETTERHEAD]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholder
American Quality Manufacturing Corporation
      (formerly American Cabinet, Incorporated)

We have audited the accompanying balance sheets of American Quality Manufacturing Corporation (a Delaware corporation) (formerly American Cabinet, Incorporated) (a wholly-owned subsidiary of S. O. I. Industries, Inc.) as of June 30, 1994 and May 31, 1993, and the related statements of operations, changes in shareholder's equity and cash flows for each of the years ended May 31, 1993 and 1992. Additionally, we have audited the condensed balance sheets as of December 31, 1993 (pre-acquisition by S. O. I. Industries, Inc.) and January 1, 1994 (post-acquisition by S. O. I. Industries, Inc.) and the statements of operations and cash flows for each of the six month periods ended December 31, 1993 and June 30, 1994. Further, we have audited the transitional statements of operations and cash flows for the month ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Quality Manufacturing Corporation (formerly American Cabinet, Incorporated) as of June 30, 1994, January 1, 1994, December 31, 1993 and May 31, 1993, and the results of its operations and its cash flows for each of the years ended May 31, 1993 and 1992; for the six month periods ended June 30, 1994 and December 31, 1993 and for the month ended June 30, 1993, respectively, in conformity with generally accepted accounting principles.

As described in the Notes to the Financial Statements, the Company changed its method of accounting for income taxes in 1993 as required by the provisions of Statement of Financial Accounting Standards No. 109.

Further, as discussed in the Notes to Financial Statements, the Company has significant transactions with affiliates.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedules as listed on page F-2 are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly present in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                          /s/ S. W. HATFIELD + ASSOCIATES
Dallas, Texas
August 24, 1994

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995



                                     ASSETS


Current assets:
   Cash and cash equivalents                                                                   $    203,410
   Restricted cash                                                                                  500,000
   Marketable securities                                                                            923,212
   Accounts receivable, net of allowance for doubtful accounts of $1,087,262                      3,666,972
   Inventories                                                                                    3,152,456
   Income taxes receivable                                                                          525,442
   Prepaid expenses and other current assets                                                        107,042
   Deferred income taxes                                                                            179,976
                                                                                               ------------
          Total current assets                                                                    9,258,510

Property, plant and equipment, net                                                                2,837,109

Investment in Digital Communications Technology Corporation                                       3,027,191

Goodwill, net of accumulated amortization of $219,232                                             2,104,265

Other assets, net                                                                                   356,444
                                                                                               ------------
                                                                                               $ 17,583,519
                                                                                               ============




   The accompanying notes are an integral part of the consolidated financial statements.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET, CONTINUED
                                 JUNE 30, 1995



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Revolving line of credit                                                                    $  4,557,421
   Current maturities of long-term debt                                                             428,327
   Current maturities of capital lease obligations                                                   10,093
   Accounts payable, trade                                                                        3,583,438
   Accounts payable, affiliate                                                                      601,736
   Accrued liabilities                                                                              984,383
                                                                                               ------------
          Total current liabilities                                                              10,165,398

Long-term debt, net of current maturities                                                         1,233,615
Capital lease obligations, net of current maturities                                                516,800
Deferred income taxes                                                                               179,976
Other                                                                                                80,472
                                                                                               ------------
          Total liabilities                                                                      12,176,261
                                                                                               ------------
Shareholders' equity:
   Common stock; $.000025 par value; 20,000,000 shares authorized; 13,956,156
     shares issued and outstanding                                                                      349
   Additional paid-in capital                                                                     6,356,449
   Less shares deemed treasury stock; 374,599 shares (Note 1)                                      (185,081)
   Accumulated deficit                                                                              (75,291)
   Due from ESOP                                                                                   (355,089)
   Net unrealized holding loss on securities                                                       (334,079)
                                                                                               ------------
          Total shareholders' equity                                                              5,407,258
                                                                                               ------------
                                                                                               $ 17,583,519
                                                                                               ============




   The accompanying notes are an integral part of the consolidated financial statements.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                          (1)               (2)
                                                                                          1995              1994
                                                                                    ------------      ---------------
                                                                                                       (as restated)
Sales, net                                                                          $ 23,279,817      $    32,748,225
                                                                                    ------------      ---------------
Costs and expenses:
    Cost of goods sold (exclusive of depreciation and amortization)                   21,106,605           24,610,100
    Selling expenses                                                                   2,333,607            2,873,727
    General and administrative expenses                                                2,953,814            2,720,298
    Depreciation and amortization                                                        678,913            1,311,816
                                                                                    ------------      ---------------
                   Total costs and expenses                                           27,072,939           31,515,941
                                                                                    ------------      ---------------
Operating (loss) income                                                               (3,793,122)           1,232,284
                                                                                    ------------      ---------------
Other income (expense):
    Realized gains on investment transactions, net                                       355,348              588,783
    Interest and other income                                                            798,303               40,621
    Interest expense                                                                    (689,880)            (590,423)
    Loss on equity investment in Digital Communications Technology Corporation          (109,348)                -
    Gain on sale of affiliates/subsidiary's common stock                                 228,728            1,239,820
                                                                                    ------------      ---------------
                   Total other income                                                    583,151            1,278,801
                                                                                    ------------      ---------------
(Loss) income from continuing operations before income tax benefit (provision)        (3,209,971)           2,511,085
Benefit (provision) for income taxes                                                     562,320             (756,059)
                                                                                    ------------      ---------------
(Loss) income before discontinued operations and minority interest                    (2,647,651)           1,755,026

Loss from discontinued operations, net of income tax benefit of $8,405                      -                 (14,435)
Loss on disposal of discontinued operations net of income tax benefit of $94,416            -                (162,164)
                                                                                    ------------      ---------------
(Loss) income before minority interest                                                (2,647,651)           1,578,427
Minority interest                                                                           -                (338,366)
                                                                                    ------------      ---------------
Net (loss) income                                                                   $ (2,647,651)     $     1,240,061
                                                                                    ============      ===============
Weighted average shares of common stock outstanding                                   13,752,167            9,557,181
                                                                                    ============      ===============
Earnings (loss) per share of common stock:
    (Loss) income from continuing operations                                        $       (.19)     $           .18
    Discontinued operations, net of income taxes                                            -                    -
    Loss on disposal of discontinued operations                                             -                    (.01)
                                                                                    ------------      ---------------
    (Loss) income before minority interest                                                  (.19)                 .17
    Minority interest                                                                       -                    (.04)
                                                                                    ------------      ---------------
                     Net (loss) earnings                                            $       (.19)     $           .13
                                                                                    ============      ===============



(1) The 1995 financial statements account for the investment in Digital Communications Technology Corporation using the equity method.


(2) The 1994 financial statements account for the investment in Digital Communications Technology Corporation using the consolidation method.



   The accompanying notes are an integral part of the consolidated financial statements.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                    Common Stock          Additional        Shares         Retained
                                             -----------------------       Paid-In          Deemed        (Deficit)
                                                Shares       Amount        Capital      Treasury Stock     Earnings
                                             ----------    ---------    -----------     --------------   ----------
Balance at July 1, 1993                       8,884,670    $     222    $ 3,698,918     $       -        $1,909,579
Exercise of warrants and stock exchange            -            -           371,978             -              -
Share exchange agreement, American Quality
   Manufacturing Corporation                  1,300,000           33      2,274,967             -              -
Exercise of stock options                       530,000           13        132,487             -              -
Shares issued for services                      212,000            5         45,932             -              -
Treasury stock                                                              262,120        (262,120)
Reduction in due from ESOP                         -            -              -                -              -
Net unrealized holding loss on securities          -            -              -                -              -
Net income                                         -            -              -                -         1,240,061
                                             ----------    ---------    -----------     -----------      ----------
Balance at June 30, 1994                     10,926,670          273      6,786,402        (262,120)      3,149,640

Adjustment (Note 20)                               -            -           163,275             -              -
                                             ----------    ---------    -----------     -----------      ----------
Balance at June 30, 1994 as restated         10,926,670          273      6,949,677        (262,120)      3,149,640
Shares held by Digital Communications
   Technology Corporation                     3,012,006           75            (75)            -              -
Net unrealized holding loss on securities
   relating to Digital Communications
   Technology Corporation                          -            -          (613,989)            -              -
Issuance of affiliate stock in excess of
   book value                                      -            -            85,316             -              -
Exercise of stock options                        10,000            1          2,499             -              -
Shares issued for services                        7,480         -            10,060             -              -
Treasury stock (Note 1)                                                     (77,039)         77,039
Reduction in due from ESOP                         -            -              -                -              -
Dividends of securities                            -            -              -                -          (577,280)
Net unrealized holding loss on securities          -            -              -                -              -
Net loss                                           -            -              -                -        (2,647,651)
                                             ----------    ---------    -----------     -----------      ----------
Balance at June 30, 1995                     13,956,156    $     349    $ 6,356,449     $  (185,081)     $  (75,291)
                                             ==========    =========    ===========     ===========      ==========

                                                   Due        Net Unrealized
                                                   From        Holding Loss
                                                   ESOP       On Securities
                                               ----------    ---------------
Balance at July 1, 1993                        $ (589,286)   $       -
Exercise of warrants and stock exchange              -               -
Share exchange agreement, American Quality
   Manufacturing Corporation                         -               -
Exercise of stock options                            -               -
Shares issued for services                           -               -
Treasury stock
Reduction in due from ESOP                        112,452            -
Net unrealized holding loss on securities            -         (387,731)
Net income                                           -               -
                                               ----------    ----------
Balance at June 30, 1994                         (476,834)     (387,731)

Adjustment (Note 20)                                 -         (487,174)
                                               ----------    ----------
Balance at June 30, 1994 as restated             (476,834)     (874,905)
Shares held by Digital Communications
   Technology Corporation                            -               -
Net unrealized holding loss on securities
   relating to Digital Communications
   Technology Corporation                            -          613,989
Issuance of affiliate stock in excess of
   book value                                        -               -
Exercise of stock options                            -               -
Shares issued for services                           -               -
Treasury stock (Note 1)
Reduction in due from ESOP                        121,745            -
Dividends of securities                              -               -
Net unrealized holding loss on securities            -          (73,163)
Net loss                                             -               -
                                               ----------    ----------
Balance at June 30, 1995                       $ (355,089)   $ (334,079)
                                               ==========    ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                               1995          1994
                                                                                          -----------   -------------
                                                                                                         (as restated)
Cash flows from operating activities:
    Net (loss) income                                                                     $(2,647,651)  $   1,240,061
                                                                                          -----------   -------------
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                                           678,913       1,311,816
      Provision for bad debts                                                                 588,404         475,889
      Gain on sale of property, plant and equipment                                           (75,714)         (2,588)
      Gain on sale of Digital Communications Technology Corporation's common stock           (228,728)     (1,239,820)
      Issuance of affiliate stock in excess of book value                                      85,316           -
      Gain on sale of marketable securities, available for sale                              (355,348)       (588,783)
      Dividends of securities                                                                (577,280)          -
      Loss on disposal of discontinued operations                                               -             162,164
      Loss on equity investment in Digital Communications Technology Corporation              109,348           -
      Reserve for obsolescence                                                                148,676         127,283
        Change in:
          Accounts receivable                                                                 278,385      (3,446,447)
          Inventories                                                                           2,964      (1,461,545)
          Prepaid expenses and other current assets                                             8,467        (362,464)
          Accounts payable, trade                                                           1,327,517         314,484
          Payable to officers                                                                (132,558)          -
          Accounts payable, affiliate                                                         352,736           -
          Accrued liabilities                                                                (543,620)      1,268,042
          Income tax receivable                                                              (525,442)          -
          Income taxes payable and deferred income taxes                                     (517,758)        456,137
          Other long-term liabilities                                                          73,855         649,389
                                                                                          -----------   -------------
                Total adjustments                                                             698,133      (2,336,443)
                                                                                          -----------   -------------
                Net cash used in operating activities                                      (1,949,518)     (1,096,382)
                                                                                          -----------   -------------
Cash flows from investing activities:
  Change in other assets                                                                     (207,601)        151,480
  Purchases of marketable securities                                                       (5,547,672)    (12,136,672)
  Proceeds from sales of marketable securities                                              5,944,869       8,474,496
  Change in loans receivable, related parties                                                 301,876       2,388,234
  Purchases of property, plant and equipment                                                 (605,479)     (2,762,184)
  Proceeds from sale of Digital Communications Technology Corporation's common stock          243,275           -
  Proceeds from sale of property, plant and equipment                                          26,271          19,996
  Proceeds from insurance settlement                                                          192,500           -
  Purchase of subsidiaries                                                                      -            (604,498)
  Proceeds from sale of subsidiary                                                              -             342,917
  Proceeds from sale of subsidiary's common stock                                               -           1,667,645
                                                                                          -----------   -------------
                Net cash provided by (used in) investing activities                           348,039      (2,458,586)
                                                                                          -----------   -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings, net                                                     745,304       1,353,687
  Proceeds from revolving lines of credit, net                                                482,092       2,099,171
  Proceeds from issuance of common stock                                                        2,500         132,500
  Payment from ESOP                                                                           121,745         112,452
  Payments on capital lease obligations                                                      (107,184)         (5,437)
  Payment of bank overdraft                                                                  (332,313)          -
                                                                                          -----------   -------------
                Net cash provided by financing activities                                     912,144       3,692,373
                                                                                          -----------   -------------
Net (decrease) increase in cash and cash equivalents                                         (689,335)        137,405

Cash and cash equivalents at beginning of year                                                267,324         755,340

Cash and cash equivalents at beginning of year related to Digital Communications

Technology Corporation                                                                        625,421           -
                                                                                          -----------   -------------
Cash  and cash equivalents at end of year                                                 $   203,410   $     892,745
                                                                                          ===========   =============


   The accompanying notes are an integral part of the consolidated financial statements.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994



                                                                               1995              1994
                                                                          -------------      -------------
                                                                                             (as restated)
Supplemental disclosure of cash flows information:
  Cash paid during the year for:

    Interest                                                              $     681,090      $     622,649
                                                                          =============      =============
    Income taxes                                                                522,993            521,046
                                                                          =============      =============
Noncash investing and financing activities:
  Common stock issued for services and acquisition                        $      10,060      $      45,937
                                                                          =============      =============

  Investment securities issued for dividends                              $     577,280      $       -
                                                                          =============      =============
  Acquisition of equipment on a long-term capital lease                   $      58,354      $     481,160
                                                                          =============      =============





   The accompanying notes are an integral part of the consolidated financial statements.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     ORGANIZATION:

       The consolidated financial statements include the accounts for S.O.I. Industries, Inc. ("S.O.I.") and all majority-owned subsidiaries (collectively referred to as the "Company"). The subsidiaries include Tempo Lighting, Inc. ("Tempo"), Omni Doors, Inc. ("Omni") and American Quality Manufacturing Corporation ("AQM"). Significant intercompany accounts and transactions have been eliminated.

       The Company also has a 46.81% ownership in Digital Communications Technology Corporation ("DCT") and DCT's wholly-owned subsidiary, Tapes Unlimited, Inc. ("Tapes") as of June 30, 1995. At June 30, 1994, the Company's investment in DCT was 50.21%. As a result of S.O.I.'s decrease in ownership of DCT, the method used to account for the investment in DCT has changed from the consolidation method to the equity method. The impact of the change in methods was to increase the loss from continuing operations and the loss per share of common stock from continuing operations by $592,288 and $.06, respectively. The market value of DCT's stock held by the Company had an aggregate market value of $4,534,452 as of June 30, 1995.

       As of June 30, 1995 and 1994, DCT owns 3,386,605 and 3,066,678 shares of
       S.O.I.'s common stock, respectively. The Company has utilized the treasury stock method in accounting for the reciprocal shareholdings. The shares deemed treasury stock represents the ownership interest S.O.I. has in itself through its investment in DCT.

       The primary business of S.O.I. is to provide executive managerial functions for the consolidated group. Tempo designs, manufacturers, assembles and markets a line of medium-priced residential and commercial lamps and lighting fixtures. AQM manufacturers and distributes kitchen and bathroom cabinets, fixtures and related wood products. Omni manufactures and distributes industrial metal doors. DCT and its subsidiaries are in the business of video and audio tape production and duplication, as well as satellite broadcasting.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


       MARKETABLE SECURITIES

       Marketable securities consist of equity securities and money market funds. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of June 30, 1994. Prior to the adoption of SFAS No. 115, marketable securities were stated at cost, which approximated fair market value.

       INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line basis over the estimated useful lives ranging from three to forty years. Gains and losses resulting from the disposition on retirement of property, plant and equipment are included in operations in the current period.

       EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED (GOODWILL)

       Excess of costs over fair value of net assets acquired represents the excess of the purchase price over the fair market value of the tangible net assets acquired in business combinations accounted for by the purchase method.

       The Company continually reevaluates the propriety of the carrying amount of goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the goodwill has occurred and that no reduction of the estimated useful lives is warranted.

       ISSUANCE OF SUBSIDIARY AND AFFILIATES STOCK

       Issuances of stock by the Company's subsidiaries or affiliates that cause changes in the Company's ownership percentage in the subsidiary/affiliate are accounted for as additions to paid-in capital.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



       INCOME TAXES

       The Company files its federal and state income tax returns on a consolidated basis except DCT, which files separately. The Company accounts for income taxes utilizing the liability method described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes are recorded to reflect the consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

       EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share ("EPS") are computed by dividing net income
       (loss) by the weighted average number of outstanding common shares excluding Treasury Shares which represents the number of shares S.O.I. owns of itself through its affiliate, DCT. Shares released to Employee Stock Ownership Plan ("ESOP") participants as well as the shares held in trust are considered outstanding for the EPS computation.

       RECLASSIFICATION

       Certain amounts reflected in the June 30, 1994 statements have been reclassified to conform with current year presentation.


3.     RESTRICTED CASH:

       AQM is self-insured for its workers' compensation insurance in accordance with the applicable requirements of the laws of the State of Arkansas. AQM was required by the state oversight body to deposit $500,000 in one or more certificates of deposit to be held in trust on behalf of AQM's workers to ensure the payment of employee claims. AQM's Certificate of Authority for Self-Insurance expires on May 1, 1996 and must be renewed annually. In the event of nonrenewal, the Company anticipates that it will be able to acquire coverage through normal business insurance markets.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.     INVENTORIES:

       Inventories consist of the following at June 30, 1995:

          Raw materials                                                                   $  2,001,257
          Work in process                                                                      694,866
          Finished goods                                                                       605,009
                                                                                          ------------
                                                                                             3,301,132
          Less slow moving and obsolete reserve                                               (148,676)
                                                                                          ------------
                                                                                          $  3,152,456
                                                                                          ============



5.     ACQUISITIONS AND DIVESTITURES:

       DCT

       On December 6, 1993, DCT sold its subsidiary, Video Plus, Inc. The results of operations of Video Plus, Inc. have been reported separately as a discontinued operation in the consolidated statements of operations for the year ended June 30, 1994. The income from discontinued operations for this subsidiary was $66,735, net of tax of $38,854 and the loss on disposal for this subsidiary was $162,164, net of tax of $94,416 for the year ended June 30, 1994. There were no remaining assets or liabilities for Video Plus, Inc. at June 30, 1994.

       On March 25, 1994, DCT finalized the purchase of Tapes Unlimited, Inc. and Tapes Unlimited USA, Inc. (collectively "Tapes"). Notwithstanding the closing date, the effective date for the consummation of the transactions was deemed to be January 1, 1994. The consolidated statements of operations for the year ended June 30, 1994 reflect transactions since the effective date.

       In June 1995, DCT discontinued the operations of Tapes. The results of operations of Tapes for the year ended June 30, 1994 have been reported separately as a discontinued operation in the consolidated statements of operations.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



       Summarized results of operations of Tapes for 1994 are as follows:

           Net sales                                                                   $   1,368,863
                                                                                       =============
           Operating loss                                                              $    (117,519)
                                                                                       =============
           Loss before income taxes                                                    $    (128,429)

           Income tax benefit                                                                 47,259
                                                                                       -------------
           Loss from discontinued operations                                           $     (81,170)
                                                                                       =============



       On February 14, 1994, DCT issued 580,538 shares of common stock to the Company in exchange for 1,329,836 shares of common stock of the Company. The transaction was recorded at the fair value of the stock exchanged, which amounted to $4,574,633.

       During the year ended June 30, 1994, the Company sold 347,975 shares of common stock of DCT for $1,667,645 resulting in a realized gain in the amount of $1,239,820. During the year ended June 30, 1995, the Company sold 117,000 shares of common stock of DCT for $243,275 resulting in a realized gain in the amount of $228,728.

       During the year ended June 30, 1995, DCT sold 170,631 shares of common stock to third parties. The excess value DCT received over book value resulted in an increase of $85,316 to additional paid-in capital on the Company's books.

       AQM

       Effective January 1, 1994, the Company acquired all of the issued and outstanding capital stock of AQM, a Delaware corporation. The transaction involved the transfer of 1,300,000 shares of the Company's common stock valued at $2,275,000 to the shareholders of AQM in exchange for all of the issued and outstanding capital stock of AQM. The transaction was accounted for under the purchase method of accounting. As a result of this transaction, AQM became a wholly-owned subsidiary of the Company.

       The consolidated statements of operations reflect the transaction since the effective date. Goodwill of $2,323,293 was recorded as part of this transaction and is being amortized over fifteen years.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



       The pro forma financial information including AQM for the twelve-month period ended June 30, 1994 would have been as follows:

              Sales                                                                 $44,177,659
                                                                                    ===========
              Income from continuing operations before minority interest            $ 1,707,164
                                                                                    ===========
              Net income                                                            $ 1,358,901
                                                                                    ===========
              Earnings per share                                                    $       .14
                                                                                    ===========




6.     MARKETABLE SECURITIES:

       Marketable securities consist of equity securities and money market funds. The securities have an aggregate cost of $1,257,291 at June 30, 1995. The marketable securities portfolio contains net unrealized losses of $334,079 as of June 30, 1995. This resulted in the carrying amount of $923,212 at June 30, 1995. The net unrealized holding loss has no deferred tax impact due to the full valuation allowance currently recorded against this loss, see Note 17.

       Gains or losses on dispositions of securities are based on the net difference of the proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.


7.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment consists of the following at June 30, 1995:

              Land                                                                        $     20,000
              Buildings and leaseholds                                                         870,572
              Machinery and equipment                                                        2,548,912
              Furniture and fixtures                                                           292,640
              Vehicles                                                                          77,890
                                                                                          ------------
                                                                                             3,810,014
              Less accumulated depreciation and amortization                                  (972,905)
                                                                                          ------------
                                                                                          $  2,837,109
                                                                                          ============


       Included in property, plant and equipment at June 30, 1995 are assets under capital leases as follows:

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



              Building                                                                    $    328,923
              Equipment                                                                        506,806
                                                                                          ------------
                                                                                               835,729
              Less accumulated depreciation                                                   (109,263)
                                                                                          ------------
              Net book value                                                              $    726,466
                                                                                          ============



8.     REVOLVING LINES OF CREDIT:

       Tempo has a revolving line of credit agreement which permits aggregate borrowings up to $900,000 with interest payable on all outstanding cash advances at the bank's prime rate plus 1/4% (9.25% at June 30, 1995).

       AQM has a $6,500,000 line of credit payable to a bank with interest at the bank's prime rate plus 2% (11% at June 30, 1995). Borrowings under the revolving line of credit are limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The line of credit requires compliance with certain covenants. On June 30, 1995, AQM has exceeded its borrowing base relating to eligible inventory. Additionally, AQM has approximately $117,000 of inventory on consignment with customers which is prohibited under the terms of the agreement. On September 22, 1995, AQM and the Company entered into an amendment and forbearance agreement with the bank whereby the bank agreed to amend the loan documents and forbear from enforcing its rights and remedies under the loan documents until March 31, 1996. In order to induce the bank to enter into this agreement, the Company pledged 515,000 shares of DCT common stock to the bank. After March 31, 1996, the bank will have the right to call the loan.

       The lines of credit are collateralized by substantially all accounts receivable and inventories and all equipment not being used to collateralize other equipment and mortgage notes. The agreements provide that the Company must comply with certain covenants, the most restrictive of which requires a minimum net leverage ratio as defined by the agreement. These lines of credit are guaranteed by the Company. In addition, the Company has guaranteed DCT's $5,400,000 line of credit.
       As of June 30, 1995, $3,840,000 has been drawn upon DCT's line of credit. The Company has also guaranteed a bank loan for DCT with an outstanding balance of $419,324 at June 30, 1995.

       As of June 30, 1995, $550,000 and $4,007,421 have been drawn against Tempo's and AQM's, lines of credit, respectively.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



       Average short-term borrowings under revolving credit agreements were $4,949,066 in 1995, at an average interest rate of 9.89%.


9.     LONG-TERM DEBT:

       Long-term debt consisted of the following at June 30, 1995:

        Term note payable to bank at the bank's prime rate (9% at June 30,
            1995) plus 2% payable in monthly installments of $20,417, due March 2000.
            Collateralized by accounts receivable, inventories, equipment and fixtures       $  1,163,749

        Note payable to finance company, interest at 8%, payable in monthly
            installments of $636, due in October 1996, collateralized by a vehicle                  9,625

        Mortgage payable in monthly installments of $3,605 including interest at 9%,
            maturing in June 1998, collateralized by real estate in Texas                         113,479

        Note payable to bank in monthly installments of $10,145 plus interest at the bank's prime rate plus 1/4%, maturing 1998, collateralized by tangible and
            intangible assets                                                                     355,089

        Other                                                                                      20,000
                                                                                             ------------
                                                                                                1,661,942
        Less current maturities of long-term debt                                                (428,327)
                                                                                             ------------
                                                                                             $  1,233,615
                                                                                             ============


       Future maturities of long-term debt are as follows:

          Year ending June 30:
              1996                                                                         $   428,327
              1997                                                                             406,941
              1998                                                                             397,957
              1999                                                                             245,004
              2000                                                                             183,713
                                                                                           -----------
                                                                                           $ 1,661,942
                                                                                           ===========

       Certain loan agreements require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



10.    EMPLOYEE STOCK OWNERSHIP PLAN:

       The Company's Employee Stock Ownership Plan ("ESOP") provides retirement benefits to substantially all employees. The ESOP is a qualified employee benefit plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There are 800,000 common shares in the ESOP. Employees of DCT began to participate in the ESOP as of January 1, 1992. Payments by the Company for the year ended June 30, 1995 were $162,428, including interest.

       On January 7, 1991, the Employee Stock Ownership Trust ("ESOT") purchased 800,000 common shares of the Company from the Company's then Chairman of the Board of Directors, for $900,000. The common shares are entitled to vote on all matters presented to holders of common shares, voting together as a class. The ESOP provides for pass through of voting rights to the ESOP participants and beneficiaries.

       The ESOT initially purchased the common shares of the Company using the proceeds of a bank loan to the Company. In October of 1993, the outstanding balance on this loan was refinanced with a bank and is included in long-term debt. The loan has an outstanding balance of $355,089 at June 30, 1995. The unallocated portion of the ESOP shares is reflected as a receivable due from ESOP as a reduction of shareholders' equity. Additionally, as the principal of the loan is reduced, the common shares held by the ESOT are proportionally allocated to the employees' accounts on the basis of compensation. Shares are granted at no cost to the employee; compensation expense is equal to the fair market value of such stock on the date of grant.


11.    CAPITAL LEASE OBLIGATIONS:

       On April 22, 1994, AQM entered into a long-term capital lease obligation with Coffey County, Kansas for a building and certain manufacturing equipment. The building portion of the lease is for a term of twenty years and requires monthly payments of $2,500 and the purchase of the facility for $500,000 at the expiration of the lease term. The equipment portion of the lease is for ten years and requires monthly payments of approximately $3,300.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



       Future minimum lease payments under capital leases together with the present value of the future minimum lease payments at June 30, 1995 are as follows:

          1996                                                                            $     85,134
          1997                                                                                  85,134
          1998                                                                                  85,134
          1999                                                                                  85,134
          2000                                                                                  73,780
          Thereafter                                                                         1,135,814
                                                                                          ------------
                                                                                             1,550,130
          Less amounts representing interest                                                (1,023,237)
                                                                                          ------------
          Present value of future minimum lease payments                                       526,893
          Less current maturities                                                              (10,093)
                                                                                          ------------
          Capital lease obligation, net of current maturities                             $    516,800
                                                                                          ============



12.    OPERATING LEASES:

       The Company leases various of its office facilities under operating leases expiring through 2009. The leases provide for rent increases based on real estate taxes and expenses. Certain office facility leases provide for increases in the monthly payments based on the incremental increase in the Consumer Price Index. The Company also leases facilities on a month-to-month basis. Rent expense for the years ended June 30, 1995 and 1994 was $486,236 and $623,582, respectively.

       The future minimum lease payments under noncancelable operating leases are as follows:

             Year ending June 30:
                 1996                                                                       $   393,972
                 1997                                                                           360,606
                 1998                                                                           338,517
                 1999                                                                           332,485
                 2000                                                                           312,195
                 Thereafter                                                                   2,760,064
                                                                                            -----------
                                                                                            $ 4,497,839
                                                                                            ===========

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.    STOCK OPTION PLAN:

       On March 19, 1988, the Company's Board of Directors adopted the S.O.I. 1988 Employees' Stock Option Plan. As of June 30, 1995, there are 1,425,000 shares reserved for issuance under the plan.

                                                                                 Exercise Price
                                                                 Options            Per Share
                                                                 -------       ----------------
         Balance, June 30,1994                                    20,000          $       .25
         Exercised                                               (10,000)         $       .25
                                                                 -------
         Balance, June 30, 1995                                   10,000          $       .25
                                                                 =======

14.    EMPLOYMENT AGREEMENTS:

       S.O.I. and AQM entered into employment agreements with officers on February 1, 1994 and March 4, 1995, respectively. The agreements are for terms of three years and contain certain bonus provisions. The minimum annual salaries (excluding bonus arrangements) for the years ending June 30, are as follows:

                    1996                                 $   172,000
                    1997                                     148,000
                    1998                                      66,666
                                                         -----------
                                                         $   386,666
                                                         ===========

                   S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



15.    SEGMENT INFORMATION:

       Business segment data from continuing operations for the year ended June 30, 1995:

                                                                  Cabinets and        Home
                                                                   Furniture       Furnishings      Consolidated
                                                                 ------------      ------------     ------------
           Sales, net                                            $ 18,410,778      $ 4,869,039      $ 23,279,817
                                                                 ============      ===========      ============
           Operating loss                                        $ (3,234,184)     $  (152,692)     $ (3,386,876)
                                                                 ============      ===========
           General corporate revenue, net                                                                866,785
           Interest expense                                                                             (689,880)
                                                                                                    ------------
           Loss from continuing operations before income taxes                                      $ (3,209,971)
                                                                                                    ============
           Identifiable assets at June 30, 1995                  $ 10,310,202      $ 2,606,632      $ 12,916,834
                                                                 ============      ===========
           Corporate assets                                                                            4,666,685
                                                                                                    ------------
           Total assets at June 30, 1995                                                            $ 17,583,519
                                                                                                    ============
           Depreciation and amortization                         $    582,898      $    96,015      $    678,913
                                                                 ============      ===========      ============
           Capital expenditures                                  $    545,593      $    59,886      $    605,479
                                                                 ============      ===========      ============

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



       Business segment data from continuing operations for the year ended June 30, 1994 (as restated):

                                               Cabinets and       Home        Video Production
                                                 Furniture     Furnishings    and Duplication    Consolidated
                                               ------------   ------------   -----------------   ------------
           Sales, net                          $  9,585,572   $  5,157,736      $ 18,004,917     $32,748,225
                                               ============   ============      ============     ===========
           Operating profit                    $    285,928   $     92,002      $  1,427,720     $ 1,805,650
                                               ============   ============      ============
           General corporate revenue, net                                                          1,295,858
           Interest expense                                                                         (590,423)
                                                                                                 -----------
           Income from continuing operations
              before income taxes                                                                $ 2,511,085
                                                                                                 ===========
           Identifiable assets of continuing
              operations at June 30, 1994      $ 11,186,645   $  3,064,517      $ 15,193,423     $29,444,585
                                               ============   ============      ============
           Corporate assets                                                                        1,616,209
                                                                                                 -----------
           Total assets at June 30, 1994                                                         $31,060,794
                                                                                                 ===========
           Depreciation and amortization       $    198,769   $     99,638      $  1,013,409     $ 1,311,816
                                               ============   ============      ============     ===========
           Capital expenditures                $    361,247   $     45,570      $  2,355,367     $ 2,762,184
                                               ============   ============      ============     ===========



16.    CONCENTRATION OF CREDIT RISK:

       The Company had cash in bank deposit accounts in excess of federally insured limits of approximately $584,000 at June 30, 1995.

       In the normal course of business, management evaluates the credit worthiness of customers and extends credit. The three largest customers of AQM and Tempo accounted for approximately 47% and 27%, respectively, of accounts receivable at June 30, 1995.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



17.    INCOME TAXES:

       The components of income tax (benefit) provision are as follows:

                                                                                 1995             1994
                                                                             -----------      ------------
                                                                                             (as restated)
               Current:
                  Federal                                                    $  (554,672)     $  1,077,730
                  State                                                           (1,804)           97,854
                                                                             -----------      ------------
                                                                                (556,476)        1,175,584
                                                                             -----------      ------------
               Deferred:
                  Federal                                                        (10,124)         (359,398)
                  State                                                            4,280           (60,127)
                                                                             -----------      ------------
                                                                                  (5,844)         (419,525)
                                                                             -----------      ------------
               (Benefit) provision                                           $  (562,320)     $    756,059
                                                                             ===========      ============


       Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                                                 1995            1994
                                                                              ----------      ------------
                                                                                              (as restated)
          Tax at federal statutory rate                                        (34.0)%           34.0%
          State income tax, net                                                 (3.6)             3.6
          Change in valuation allowance                                         15.3            (12.9)
          Other                                                                  4.8              5.4
                                                                               -----            -----
                                                                               (17.5)%           30.1%
                                                                               =====            =====

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



       The tax effects of significant temporary differences which comprise the deferred tax assets and liabilities at June 30, 1995 are as follows:

             Reserve for inventory obsolescence                                       $   56,430
             Investments, unrealized holding losses                                      127,062
             Accrued liabilities                                                         149,506
             Net operating loss carryforwards                                            346,690
             Allowance for doubtful accounts                                             280,451
             Deferred rent                                                                33,733
             Property and equipment                                                     (179,976)
                                                                                      ----------
                                                                                         813,896
             Valuation allowance                                                        (813,896)
                                                                                      ----------
                                                                                      $     -
                                                                                      ==========



18.    QUARTERLY DATA:

       The results of operations for the quarters ended September 30, 1994, December 31, 1994 and March 31, 1995 have been restated to correct for accounting errors determined in the course of preparation of the Company's year-end financial statements. The errors involved certain adjustments primarily related to the capitalization of display units, inventory adjustments and the related tax effects. The following is a summary of these corrections on the reported results:

                                          Three Months Ended         Three Months Ended           Three Months Ended
                                          September 30, 1994          December 31, 1994             March 31, 1995
                                     --------------------------  --------------------------   --------------------------
                                      As Reported   As Restated   As Reported   As Restated   As Reported    As Restated
                                     ------------  ------------  ------------  ------------   ------------   ------------
        Operating income (loss)      $    335,833  $     22,139  $    696,102  $    378,302   $   (856,298)  $ (1,046,499)

        Net income (loss)            $    634,480  $    227,038  $    211,599  $   (201,176)  $   (468,706)  $   (715,749)

        Net income (loss) per share  $       0.06  $       0.02  $       0.02  $      (0.02)  $       (.04)  $       (.07)



       For the three months ended June 30, 1995, these accounting errors increased the operating loss and net loss by $145,017 and $188,356, respectively.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



19.    SUBSEQUENT EVENT:

       The majority shareholder of S.O.I. has transferred shares of S.O.I.'s common stock that it previously owned to certain creditors of AQM in settlement of the creditors' outstanding claims against AQM. As of September 25, 1995, 530,286 shares of S.O.I. have been transferred in satisfaction of approximately $417,000 of debt. The Company intends to issue new, restricted shares to the majority shareholder for the dollar amount of claims satisfied and will treat this as a capital contribution.


20.    PRIOR PERIOD ADJUSTMENT:

       The financial statements for the year ended June 30, 1994, have been restated to properly reflect the minority interest in DCT. The effect of the transaction was previously reported as a component of the gain on the sale of subsidiary's common stock. As a result of the change, net income and retained earnings decreased by approximately $390,000 and earnings per share decreased $.03 from $.16 to $.13 per share.

       The balance of net unrealized holding losses on securities at June 30, 1994 reflected in the consolidated statements of stockholders' equity has been restated to reflect a valuation allowance against deferred tax assets that should have been recorded in 1994 to reflect the tax benefit of unrealized capital losses on marketable securities.

                 DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
                    AND SUBSIDIARIES CONSOLIDATED FINANCIAL
               STATEMENTS WITH REPORT OF INDEPENDENT ACCOUNTANTS
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Digital Communications Technology Corporation
Fort Lauderdale, Florida:

We have audited the accompanying consolidated balance sheet of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustment to net unrealized holding losses and the adjustment to reduce the investment in S.O.I. Industries, Inc. to book value described in Note 15 which adjustments were applied to restate the June 30, 1994 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the June 30, 1994 financial statements.


/s/ COOPERS & LYBRAND L.L.P.

Miami, Florida
August 25, 1995

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Digital Communications Technology Corporation and Subsidiaries


We have audited the consolidated statement of income of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1994, and the related consolidated statements of shareholders' equity, and cash flows for the year ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Digital Communications Technology Corporation and Subsidiaries, changes in their shareholders' equity and their cash flows for the year then ended June 30, 1994, in conformity with generally accepted accounting principles.

As discussed in NOTE 2 to the consolidated financial statements, in 1994 the Company changed its methods of accounting for income taxes and for certain investments in debt and equity securities.

MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants

/s/ Morrison, Brown, Argiz & Company

Miami, Florida
August 8, 1994

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 1995

                                           ASSETS                                                   1995
Current assets:
   Cash and cash equivalents                                                                   $    284,837
   Marketable securities                                                                          2,574,626
   Accounts receivable, net of allowance for doubtful accounts of $1,065,300                      3,143,689
   Inventories                                                                                    4,058,293
   Prepaid expenses and other current assets                                                        345,126
                                                                                               ------------

        Total current assets                                                                     10,406,571

   Property, plant and equipment, net                                                             5,239,564
   Other assets                                                                                      31,158
   Loans receivable, related parties                                                                601,736
                                                                                               ------------

                                                                                               $ 16,279,029
                                                                                               ============
                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit                                                                    $  3,840,000
   Current portion of long-term debt                                                              2,735,418
   Accounts payable                                                                               2,165,725
   Accrued liabilities                                                                              418,376
                                                                                               ------------

        Total current liabilities                                                                 9,159,519
                                                                                               ------------

Long-term debt, less current portion                                                                644,144
                                                                                               ------------

Deferred tax liability                                                                                8,392
                                                                                               ------------

Commitments (Notes 8 and 12)


Shareholders' Equity:
   Common stock, 25,000,000 shares of $.0002 par value per share
       authorized; 5,961,188 shares issued, 5,301,809 shares outstanding                              1,192
   Additional paid-in capital                                                                     6,567,062
   Retained earnings                                                                              1,710,867
   Investment in S.O.I. Industries, Inc.                                                         (1,198,158)
   Net unrealized holding loss on securities                                                       (613,989)
                                                                                               ------------

        Total shareholders' equity                                                                6,466,974
                                                                                               ------------

                                                                                               $ 16,279,029
                                                                                               ============

The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 1995 and 1994

                                                                                      1995              1994
Net sales                                                                         $20,894,025      $ 18,004,917
                                                                                  -----------      ------------
Costs and expenses:
   Cost of goods sold (exclusive of depreciation)                                  16,094,788        13,490,134
   Selling expenses                                                                 1,040,280           776,955
   General and administrative expenses                                              1,793,171         1,275,855
   Depreciation and amortization                                                    1,154,880           977,524
                                                                                  -----------      ------------

        Total costs and expenses                                                   20,083,119        16,520,468
                                                                                  -----------      ------------

        Operating income                                                              810,906         1,484,449

Interest expense                                                                     (700,251)         (352,403)
Realized gain on sales of marketable securities                                       512,971           259,110
Other income                                                                          142,208            36,564
                                                                                  -----------      ------------

        Income from continuing operations before income taxes and
            change in accounting principle                                            765,834         1,427,720
Provision for income taxes                                                            283,167           525,372
                                                                                  -----------      ------------

Income from continuing operations before change in accounting
    principle                                                                         482,667           902,348
Discontinued operations (Note 14):
   Loss from discontinued operations, net of related income taxes                    (321,140)          (14,435)
   Loss on disposal of discontinued operations, net of related income taxes          (443,400)         (162,164)
                                                                                  -----------      ------------

(Loss) income before cumulative effect of change in accounting
    principle                                                                        (281,873)          725,749
Cumulative effect on prior  years of change in method of accounting for
    income taxes                                                                            0            26,285
                                                                                  -----------      ------------

        Net (loss) income                                                         $  (281,873)     $    699,464
                                                                                  ===========      ============

Weighted average shares of common stock outstanding                                 5,264,773         4,890,820
                                                                                  ===========      ============

Net (loss) income  per common share:
   Income from continuing operations                                              $      0.09      $       0.18
   (Loss) income from discontinued operations                                           (0.06)                0
   Loss on disposal of discontinued operations                                          (0.08)            (0.03)
                                                                                  -----------      ------------
   (Loss) income before cumulative effect of accounting change                          (0.05)             0.15
   Cumulative effect of change in method of accounting for income taxes                     0             (0.01)
                                                                                  -----------      ------------

        Net (loss) income per common share                                        $     (0.05)     $       0.14
                                                                                  ===========      ============


The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended June 30, 1995 and 1994


                                            Common Stock            Additional                      Investment       Net Unrealized
                                    ---------------------------       Paid-In        Retained        in S.O.I.        Holding Loss
                                       Shares          Amount         Capital        Earnings     Industries, Inc.   on Securities
                                       ------          ------         -------        --------     ----------------   -------------
Balance, June 30, 1993                 5,042,927   $      1,010    $ 6,916,360    $  1,615,905    $ (2,062,500)     $          0

Exchange of shares with
    S.O.I. Industries, Inc.              580,538            116      4,574,520               0      (4,574,636)                0

Shares issued                            167,092             32        273,166               0               0                 0

Net depreciation of securities                 0              0              0               0               0          (327,929)

Net income                                     0              0              0         699,464               0                 0
                                    ------------   ------------    -----------    ------------    ------------      ------------

Balance, June 30, 1994, as
    previously reported                5,790,557          1,158     11,764,046       2,315,369      (6,637,136)         (327,929)

Adjustment (Note 15)                           0              0              0               0               0          (189,309)

Adjustment to reduce
    investment in S.O.I.
    Industries, Inc. to book
    value (Note 15)                            0              0     (5,466,349)              0       5,466,349                 0
                                    ------------   ------------    -----------    ------------    ------------      ------------

Balance, June 30, 1994,
    as restated                        5,790,557          1,158      6,297,697       2,315,369      (1,170,787)         (517,238)

Purchase of S.O.I. Industries,
    Inc. shares                                0              0              0               0         (27,371)                0

Excess over book value of
    amounts paid for shares of
    S.O.I. Industries, Inc.                    0              0              0        (322,629)              0                 0

Exercise of options                      142,705             28        179,377               0               0                 0

Shares issued                             27,926              6         89,988               0               0                 0

Net depreciation of securities                 0              0              0               0               0           (96,751)

Net loss                                       0              0              0        (281,873)              0                 0
                                    ------------   ------------    -----------    ------------    ------------      ------------

Balance, June 30, 1995              $  5,961,188   $      1,192    $ 6,567,062    $  1,710,867    $ (1,198,158)     $   (613,989)
                                    ============   ============    ===========    ============    ============      ============


The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 1995 and 1994

                                                                                      1995              1994
Cash flows from operating activities:
   Net (loss) income                                                             $   (281,873)     $    699,464
                                                                                 ------------      ------------

   Adjustments to reconcile net income to net cash
       (used for) provided by operating activities:
     Depreciation and amortization (including $74,068 in 1995 and
           $35,162 in 1994 from discontinued operations                             1,228,948         1,012,686
     Gain on sale of marketable securities                                           (512,971)         (259,110)
     Cumulative effect of change in accounting principle                                    0            26,285
     Loss on sale of property, plant and equipment                                    106,272                 0
     Provision for bad debts                                                          745,776           372,645
     Reserve for inventory obsolescence                                                     0           127,283
     Loss on disposal of subsidiary                                                   530,637           162,164
     Deferred tax benefit                                                             (87,282)                0
     Increase in accounts receivable                                                 (890,666)       (1,879,511)
     Increase in inventories                                                         (842,355)         (557,952)
     Increase in prepaid expenses and other assets                                   (313,772)         (229,172)
     Increase in other assets                                                         (13,798)                0
     Increase in accounts payable                                                     404,154           724,836
     (Decrease) increase in accrued liabilities                                       (12,904)          157,233
     (Decrease) increase in income taxes payable                                     (169,077)           68,152
                                                                                 ------------      ------------

       Net cash (used for) provided by
           operating activities                                                      (108,911)          425,003
                                                                                 ------------      ------------

Cash flows from investing activities:
   Net assets of discontinued subsidiary                                                    0         2,809,995
   Change in marketable securities                                                    (99,343)       (2,317,191)
   Acquisition of property, plant and equipment                                    (1,226,568)       (2,317,131)
   Proceeds from sales of property, plant and equipment                                24,000                 0
   Net advances to affiliates                                                        (352,736)         (606,900)
   Purchase of Parent Company shares                                                 (350,000)                0
   Acquisition of subsidiary                                                                0          (500,000)
   Proceeds from sale of subsidiary                                                         0           342,917
                                                                                 ------------      ------------

       Net cash used for investing activities                                      (2,004,647)       (2,588,310)
                                                                                 ------------      ------------



The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended June 30, 1995 and 1994


                                                                                      1995              1994
Cash flows from financing activities:
   Borrowings from bank                                                          $    838,932      $ 3,225,023
   Payments to bank                                                                  (625,790)        (801,303)
   Proceeds from revolving lines of credit, net                                     1,290,433                0
   Proceeds from issuance of common stock                                             269,399           53,198
                                                                                 ------------      -----------

        Net cash provided by financing activities                                   1,772,974        2,476,918
                                                                                 ------------      -----------

Net (decrease) increase in cash and cash equivalents                                 (340,584)         313,611

Cash and cash equivalents, beginning of year                                          625,421          311,810
                                                                                 ------------      -----------

Cash and cash equivalents, end of year                                           $    284,837      $   625,421
                                                                                 ============      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                                    $    686,559      $   421,798
                                                                                 ============      ===========

     Income taxes                                                                $    380,247      $   521,046
                                                                                 ============      ===========

Supplemental schedule of non-cash investing and
    financing activities:
    Common stock issued for services and acquisition                             $          0      $   220,000
                                                                                 ============      ===========




The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION:

       On April 29, 1994, the shareholders of MagneTech Corporation approved a resolution to change the name of the Company to Digital Communications Technology Corporation (the "Company"). The Company was incorporated on November 12, 1987, under the laws of the State of Delaware, as a wholly-owned subsidiary of S.O.I. Industries, Inc. ("S.O.I"). As of June 30, 1995, S.O.I. owned approximately 47% of the Company.

       The Company is in the business of video and audio tape production and duplication. Sales for the years ended June 30, 1995 and 1994 were generated from tape duplicating at the Fort Lauderdale and Indianapolis facilities, as well as satellite broadcasting and video production.

       On July 3, 1992, the Company purchased 1,000 shares (representing 100% ownership) of Video Direct, Inc. for $342,917. The closing of this transaction took place July 13, 1992. On July 13, 1992, Video Direct, Inc. was merged into Video Plus, Inc., a Delaware corporation, and became a wholly-owned subsidiary of the Company. On December 6, 1993, the Company sold its subsidiary, Video Plus, Inc. Such sale was accounted for as a discontinued operation (See Note 14).

       On March 25, 1994, the Company finalized the purchase of Tapes Unlimited, Inc. and Tapes Unlimited USA, Inc. Notwithstanding the closing date, the effective date for the consummation of the transactions was deemed to be January 1, 1994. On June 30, 1994, Tapes Unlimited USA, Inc. was liquidated into its parent, Tapes Unlimited, Inc. Tapes Unlimited, Inc. provides tapes loading services. On June 9, 1995, the operations of Tapes Unlimited, Inc. were discontinued (See
       Note 14).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements for the years ended June 30, 1995 and 1994 include the accounts of Digital Communications Technology Corporation, (F/K/A MagneTech Corporation) and its wholly-owned subsidiary, Tapes Unlimited, Inc., whose operations were discontinued on June 9, 1995. All significant intercompany transactions have been eliminated.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       MARKETABLE SECURITIES

       The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
       115) as of June 30, 1994.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       MARKETABLE SECURITIES, CONTINUED

       Under FAS 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

              HELD TO MATURITY - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

              TRADING SECURITIES - bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

              AVAILABLE FOR SALE - not classified in one of the above categories. Amounts are reported at fair value, with unrealized gain and losses excluded from earnings and reported separately as a component of shareholders' equity.

       Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $3,188,614 as of June 30, 1995. The gross unrealized holding losses as of June 30, 1995 were $643,547, and the net unrealized holding gains were $29,558. All of the Company's securities are classified as available for sale securities.

       Gains or losses on dispositions of securities are based on the net difference of the proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

       INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out method) or market value.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 32 years. Costs of repairs and maintenance are charged to operating expense as incurred; improvements and betterments are capitalized; when items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income.

       INCOME TAXES

       Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). As permitted, the consolidated financial statements prior to the adoption of the new standard were not restated.

       SFAS 109 changes the criteria for the recognition and measurement of deferred tax assets and liabilities, including net operating loss and tax credit carryovers. Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryovers.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       NET (LOSS) INCOME PER COMMON SHARE

       The net income (loss) per common share has been calculated using the weighted average shares outstanding during each year. Such weighted average shares have been reduced by the number of treasury shares owned by the Company through its investment in S.O.I. The number of treasury shares owned were approximately 659,400 and 634,700 at June 30, 1995 and 1994, respectively.

       RECLASSIFICATIONS

       Certain amounts reflected in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

3.     INVENTORY:

       Inventories consists of the following at June 30:

                                                               1995                    1994
        Raw materials                                     $  3,008,167          $   2,693,238
        Work-in-process                                        885,976                485,809
        Finished goods                                         164,150                 36,891
                                                          ------------          -------------

                                                          $  4,058,293          $   3,215,938
                                                          ============          =============


4.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment consists of the following:



        Land                                                                      $    73,000
        Buildings and improvements                                                    332,440
        Machinery and equipment                                                     7,559,667
        Leasehold improvements                                                        207,152
        Furniture and fixtures                                                        118,309
        Transportation equipment                                                      369,030
        Computer equipment                                                            181,103
        Master tapes                                                                    4,000
                                                                                  -----------

                                                                                    8,844,701
        Less accumulated depreciation                                              (3,605,137)
                                                                                  -----------

        Net property, plant and equipment                                         $ 5,239,564
                                                                                  ===========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.     PROPERTY, PLANT AND EQUIPMENT, CONTINUED:

       Depreciation expense was $1,189,449 and $1,031,767 for the years ended June 30, 1995 and 1994, respectively.

5.     RELATED PARTY TRANSACTIONS:

       LOANS RECEIVABLE

       These amounts represent advances to an affiliated company ($433,105 at June 30, 1995) and S.O.I. ($168,631 at June 30, 1995). They are due on
       demand.  Advances, except for advances to S.O.I., are interest bearing.

       MANAGEMENT FEES

       The Company paid S.O.I. $340,800 and $102,000 for administrative services for the years ended June 30, 1995 and 1994, respectively.

       EMPLOYEE STOCK OWNERSHIP PLAN

       The Company participates in S.O.I.'s Employee Stock Ownership Plan
       (ESOP). This Plan provides retirement benefits to substantially all employees. The ESOP is a qualified employee benefits plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There are 800,000 common shares of the S.O.I. in the ESOP.

       NOTE PAYABLE

       The Company is the guarantor of a note payable by S.O.I. in the amount of $547,000.

6.     REVOLVING LINES OF CREDIT:

       The Company has a revolving line of credit agreement for aggregate borrowings of up to $5,400,000. Interest is payable on all outstanding cash advances at the bank's prime lending rate plus 1/4% (9.25% at June 30, 1995). Any unpaid principal and accrued interest is due on demand, but no later than January 1996. The line of credit is collateralized by accounts receivable, inventory, and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios. The Company failed to meet the cash flow coverage ratio required under this agreement.

       Average short-term borrowings under this revolving credit agreement were $3,428,135, at an average interest rate of 8.9%.

       The Company also guaranteed a $900,000 line of credit for S.O.I. as well as for an affiliate. As of June 30, 1995, $550,000 has been drawn upon the affiliate's line of credit and $3,840,000 on the Company's line of credit.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.     LONG-TERM DEBT:

       Long-term debt as of June 30, 1995 consists of the following:

        Loan payable to a bank in monthly installments of $3,198
        including interest at 8.75%, maturing April 2007; collateralized
        by real estate.                                                              $    283,585

        Vehicle loans payable to a bank in monthly installments of
        $548 including interest at 8.66% .  These notes mature in
        March 1996, and are collateralized by the corresponding
        company vehicles.                                                                   4,761

        Loan payable to a bank in monthly principal installments of
        $7,440 plus interest at prime plus 1% (10.00% at June 30, 1995), maturing June 1997; collateralized by accounts receivable, inventory, and equipment.  The terms of the agreement require, among other provisions, that the Company comply with
        requirements for maintaining certain cash flow and other
        financial ratios.                                                                 394,351

        Loans payable to a bank in monthly installments of $18,868 plus interest at prime plus 1/4% (9.25% at June 30,
        1995), maturing through June 2000; collateralized by the
        accounts receivables, inventory and equipment.  The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and
        other financial ratios.                                                         1,053,416

        Loan payable to a bank in monthly installments of $29,000 plus interest at prime plus 1/4% (9.25% at June 30, 1995), maturing
        December 1998; collateralized by accounts receivables, inventory, and equipment.  The terms of the agreement require, among other provisions, that the Company comply with requirements for
        maintaining certain cash flow and other financial ratios.                       1,224,125

        Loan payable to a bank in monthly installments of $6,149
        including interest at 7.63%, maturing January 2003;
        collateralized by machinery and equipment; guaranteed by S.O.I.                   419,324
                                                                                     ------------

                                                                                        3,379,562
        Less current portion                                                           (2,735,418)
                                                                                     ------------

                                                                                     $    644,144
                                                                                     ============

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.     LONG-TERM DEBT, CONTINUED:

       The Company failed to meet the cash flow coverage ratio required under the above agreements at June 30, 1995. Therefore, all amounts due under these agreements have been reclassified to a current liabilities.

       The contractual maturities on long-term debt assuming repayment terms were not accelerated are as follows:

        Years ending June 30,
        ---------------------
             1996                                            $    727,228
             1997                                                 942,565
             1998                                                 822,269
             1999                                                 304,649
             2000                                                 220,322
             Thereafter                                           362,529
                                                             ------------
                                                             $  3,379,562
                                                             ============


8.     COMMITMENTS:

       The Company leases its office facilities under operating leases expiring through May 1999. The leases provide for increases based on real estate taxes and operating expenses. The Company also leases facilities and equipment on a month-to-month basis.

       Aggregate future minimum rental payments under the above leases are as follows:

        Year ending June 30,
        --------------------
             1996                                         $   393,335
             1997                                             306,127
             1998                                             297,852
             1999                                             273,031
                                                          -----------
                                                          $ 1,270,345
                                                          ===========

       Rent expense under the above leases for the years ended June 30, 1995 and 1994 was $412,568 and $283,636, respectively.

9.     SALES TO MAJOR CUSTOMERS:

       During the year ended June 30, 1995, two customers accounted for approximately 28% of the Company's sales. During the year ended June 30, 1994, two customers accounted for 29% of the Company's sales.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.    STOCK OPTION PLAN:

       On January 22, 1990, the Board of Directors adopted the MagneTech Corporation 1990 Employees' Stock Option Plan. As of June 30, 1995, there were 219,125 shares reserved for future issuance at exercise prices which range from $1.00 to $3.44 per share.

       There was no compensation expense as of June 30, 1995 and compensation expense for June 30, 1994 was $122,400.

                                                                                SHARES         OPTION PRICE
        Outstanding June 30, 1993                                               211,875        $1.00 - $1.50
          Granted                                                                40,000             $1.00
          Exercised                                                              (7,500)            $1.50
                                                                               --------        -------------
        Outstanding June 30, 1994                                               244,375        $1.00 - $1.50
          Granted                                                                35,000        $2.25 - $3.44
          Exercised                                                            (141,250)       $1.00 - $1.50
                                                                               --------        -------------
          Canceled                                                              (15,000)            $1.50

        Outstanding June 30, 1995                                               123,125        $1.00 - $3.44
                                                                               ========        =============



11.    INCOME TAXES:

       Effective July 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". The cumulative effect of the change amounted to $26,285 which amount is reflected as a charge to income in the consolidated statement of operations for 1994.

       The provision for income taxes is as follows:

                                                                                      1995             1994
        Current:
          Federal                                                                 $   294,762      $   446,619
          State                                                                        76,724           56,374
                                                                                  -----------      -----------
                                                                                      371,486          502,993
                                                                                  -----------      -----------
        Deferred:
          Federal                                                                     (70,077)          20,082
          State                                                                       (18,242)           2,297
                                                                                  -----------      -----------
                                                                                      (88,319)          22,379
                                                                                  -----------      -----------
                                                                                  $   283,167      $   525,372
                                                                                  ===========      ===========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.    INCOME TAXES, CONTINUED:

       Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                                                         1995             1994
        Tax at federal statutory rate                                                    34.0  %          34.0  %

        State income tax - net of federal benefit                                         8.8  %           2.8  %

        Other                                                                            (4.9) %             0
                                                                                         ----             ----
                                                                                         37.9  %          36.8  %
                                                                                         ====             ====

       The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                                          1995
        Assets:
          Allowance for doubtful accounts                            $   408,061
          Investments - unrealized holding losses                        263,094
                                                                     -----------
                                                                         671,155
        Liabilities:
          Property and equipment - depreciation                         (416,453)
                                                                     -----------
               Net asset                                                 254,702

        Less:  Valuation allowance                                      (263,094)
                                                                     -----------
        Deferred tax liability                                       $    (8,392)
                                                                     ===========



12.    EMPLOYMENT AGREEMENTS:

       The Company entered into employment agreements on July 1, 1994 with two officers. The agreements are for a term of three years and contain certain bonus provisions. The minimum annual salaries (excluding bonus arrangements) for the years ending June 30, are as follows:

             1996                                     $   160,000
             1997                                         160,000
                                                      -----------
                                                      $   320,000
                                                      ===========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.    CONCENTRATION OF CREDIT RISK:

       Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and trade receivables. The Company places substantially all its cash with major financial institutions, and by policy, limits the amount of credit exposure to any one financial institution. The balances, at times, may exceed federally insured limits. At June 30, 1995, the Company exceeded the insured limit by approximately $67,000. Approximately 40% of the Company's accounts receivable, before allowances, were due from three customers at June 30, 1995.

14.    DISCONTINUED OPERATIONS:

       In December 1993, the Company sold its subsidiary, Video Plus, Inc. The results of operations of Video Plus, Inc. have been reported separately as a discontinued operation in the Consolidated Statements of Operations for the year ended June 30, 1994.

       In June 1995, the Company discontinued the operations of Tapes Unlimited, Inc. ("Tapes"). The results of operations of Tapes have been reported separately as a discontinued operation in the Consolidated Statements of Operations. Prior years consolidated financial statements have been reclassified to conform with the current year presentation.

       Summarized results of operations of the discontinued operations of tapes for 1995 and 1994 are as follows:

                                                                1995             1994
        Net sales                                          $ 2,658,516      $  1,368,863
                                                           ===========      ============
        Operating income (loss)                            $    37,926      $   (117,519)
                                                           ===========      ============
        Loss before income taxes                           $  (561,924)     $   (128,429)

        Income tax benefit                                    (240,784)          (47,259)
                                                           -----------      ------------
        Loss from discontinued operation                   $  (321,140)     $    (81,170)
                                                           ===========      ============

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.    DISCONTINUED OPERATIONS, CONTINUED:

       In connection with the shutdown of operations of Tapes, the Company recorded a charge of $443,400, net of tax of $87,237, to write-off the goodwill recorded in connection with the acquisition of tapes. The net income for the sale of Video Plus, Inc. for the year ended June 30, 1994 amounted to $66,735, net of tax of $38,854, which when netted against the loss from the discontinued operation of Tapes of $81,170 amounts to $14,475 which amount is shown in the accompanying statements of operations under the caption loss from discontinued operations, net of tax. The entire loss on disposal of discontinued operations of $162,164 net of tax of $94,416 relates to Video Plus, Inc.

       Certain reclassifications were made to the 1994 amounts to reflect the effects of the discontinued operation in the prior year on a basis comparable with 1995.

       The assets and liabilities of Tapes, which have not been reclassified on the consolidated balance sheets, are as follows:

                                                                                       1995
        Current assets, principally cash, accounts receivable and
            inventories                                                           $   133,790
        Plant and equipment                                                             3,839
                                                                                  -----------
                   Total assets                                                   $   137,629
                                                                                  ===========
        Accounts payable and accrued liabilities, net of amounts
                due to Digital of $40,700                                         $   423,114
                                                                                  -----------
                  Total liabilities                                               $   423,114
                                                                                  ===========


15.    RESTATEMENT:

       The balance of net unrealized holding losses on securities at June 30, 1994 reflected in the Consolidated Statements of Stockholders' Equity has been restated to reflect a valuation allowance that should have been recorded in 1994 against deferred tax assets which were recorded to reflect the tax benefit of unrealized capital losses on marketable securities.

       In addition, the investment in S.O.I. Industries, Inc. at June 30, 1994 in the Consolidated Statements of Stockholders' Equity has been adjusted to reflect the investment at book value. A corresponding adjustment was made to additional paid-in-capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective January 1994, the Company engaged the accounting firm of Morrison, Brown, Argiz & Company as its independent auditors. The Company's former accounting firm, Wainberg, Zipper, Strauss & Co., P.A., was dissolved and effectively ceased to exist as of January 1994. The Company has had no disagreements with Wainberg, Zipper, Strauss & Co., P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable items.

    The accounting firm of Morrison, Brown, Argiz & Co., the independent auditors for the Company, was dismissed effective as of December 6, 1994. During the fiscal year ended June 30, 1994 and the interim period subsequent to June 30, 1994, there have been no disagreements with Morrison, Brown, Argiz & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Morrison, Brown, Argiz & Co.'s report on the financial statements for the fiscal year ended June 30, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

    The Company engaged the accounting firm of Coopers & Lybrand L.L.P. as independent auditors for the Company, effective as of December 6, 1994. During the fiscal years ended June 30, 1993 and 1994 and the interim period subsequent to June 30, 1994 and prior to December 6, 1994, there were no consultations with Coopers & Lybrand L.L.P. on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

    The following table sets forth certain information about the executive officers and directors of the Company.

    NAME                        AGE                    POSITION
    ----                        ---                    --------
    Kevin B. Halter             59            President, Chief Executive Officer
                                                Chairman of the Board
    Sanford M. Whitman          61            Chief Financial Officer, Vice President
                                                and Treasurer
    Kevin B. Halter, Jr.        34            Vice President, Secretary and Director
    Gary C. Evans               38            Director
    James Smith                 58            Director

    Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

    Kevin B. Halter has served as President, Chief Executive Officer and Chairman of the Board of the Company since June 28, 1994. Mr. Halter also served as Vice Chairman of the Board of the Company from January 1994 to June 28, 1994. Mr. Halter has served as Vice Chairman of the Board of DCT since February 1994. Mr. Halter also serves as Chairman of the Board of Directors of AQM. In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation ("HCC"), a privately-held investment and consulting company, since 1987. From 1987 until October 1992, Mr. Halter was a director and officer of Halter Venture Corporation, a publicly-held company based in Dallas, Texas.
Mr. Halter is the father of Kevin B.  Halter, Jr.

    Sanford M. Whitman has served as Chief Financial Officer of the Company since 1992 and as Vice President and Treasurer since January 1994. Mr. Whitman has also held these offices in AQM since March 1995. Mr. Whitman has also served as Chief Financial Officer of DCT and Tempo since 1992 and has served as Vice President, Treasurer and Assistant Secretary of DCT since January, 1994. Mr. Whitman served as Controller of U.S. Brass Corporation from 1979 to 1988 and as Chief Financial Officer of the Roberts Group from 1990 through 1992.
Mr. Whitman was an independent consultant from 1989 through 1990.

    Kevin B. Halter, Jr. has served as Vice President, Secretary and director of the Company and DCT since January 1994. Mr. Halter has also served as Secretary and director of AQM since February 1994. He is also the President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter is also Vice President and Secretary of HCC. Mr. Halter also served as a director and officer of Texas American Group, Inc., a publicly-held company, from 1987 to July 1989 and as a director and officer of Ceetac Corporation, a publicly-held company, from the Spring of 1991 until September 1991. Mr. Halter is the son of Kevin B. Halter.

    Gary C. Evans currently serves as a director of the Company. Mr. Evans has served as President and Chief Executive Officer of Magnum Petroleum, Inc. since July of 1995. Mr. Evans has served as Chairman of the Board, President and Chief Executive Officer of Hunter Resources, Inc. (formerly Intramerican Corporation) since September 1992, prior to it being acquired by Magnum Petroleum, Inc. Mr. Evans also served as President, Chief Operating Officer and director of Hunter Resources, Inc. from December 1990 to September 1992.
He was President and Chief Executive Officer of Sunbelt Energy, Inc. (the predecessor to Hunter Resources, Inc.) and its subsidiaries from 1985 to December 1990. Mr. Evans is President and Chief Executive Officer of Gruy Petroleum Management Co., Magnum Hunter Production, Inc. and Hunter Gas Gathering, Inc., wholly-owned subsidiaries of Magnum Petroleum, Inc. Mr. Evans was Vice President and Manager of the Southwestern region of the Energy division of Mercantile Bank of Canada for four years prior to forming Sunbelt Energy, Inc.

    James Smith has served as a director of the Company since March 1995. Mr. Smith has served as President of Pension Analysis Bureau, Inc., a consulting firm specializing in the administration of company retirement and profit sharing plans, since 1993. Mr. Smith also served as Vice President of Pension Analysis Bureau, Inc. from 1988 to 1992.

    All directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Executive officers are elected by the Company's Board of Directors to hold office until their respective successors are elected and qualified.

    The Company's Bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance of each Board of Directors meeting.

    The Company is currently involved in litigation with a former officer and director of the Company and AQM. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pending Litigation."

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has two committees, an Audit Committee and a Compensation Committee, each composed of at least two independent directors. The Audit Committee, composed of Kevin B. Halter, Gary C. Evans and James Smith, recommends the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principals used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee, composed of Kevin B. Halter, Gary C. Evans and James Smith, will administer the Company's ESOP and 1988 Employee Stock Option Plan and make recommendations to the Board of Directors regarding compensation for the Company's executive officers.

ITEM 10.   EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation paid by the Company to its President for the fiscal years ended June 30, 1995 and 1994. None of the Company's other executive officers and directors received cash or non-cash compensation in excess of $100,000 for the fiscal year ended June 30, 1995.

                                                                                    Long Term Compensation
                                                                                    Awards          Payouts
                                                                                    ------          -------
                                    ANNUAL COMPENSATION

(a)                        (b)          (c)         (d)        (e)           (f)           (g)       (h)          (i)
Name                                                          Other
and                                                           Annual      Restricted
Principal                                                     Compen-       Stock        Options/    LTIP       All Other
Position                   Year        Salary      Bonus      sation        Awards       SARs(#)    Payouts   Compensation
--------------------------------------------------------------------------------------------------------------------------
Kevin B. Halter            1995       $72,000        -           -            -             -            -          -
President and Chairman     1994(1)    $15,000        -           -            -             -            -          -


    (1) This amount represents compensation received by Mr. Halter in his capacity as Vice Chairman of the Board of Directors from February 1, 1994 through June 30, 1994.

    Outside directors each received compensation for attending Board meetings during the fiscal year ended June 30, 1995 in the amount of $3,000. Such compensation was payable in common stock of the Company.

EMPLOYEE STOCK OWNERSHIP PLAN

    The Company's ESOP provides retirement benefits to substantially all employees. The ESOP is a qualified employee benefit plan under the Internal Revenue Code of 1986, as amended. There are 800,000 shares of Common Stock available for the ESOP. Employees of DCT and AQM are also eligible to participate in the ESOP.

    On January 7, 1991, the Employee Stock Ownership Trust (the "ESOT") purchased 800,000 shares of Common Stock at fair market value as determined by the average bid and ask price information obtained from the National Quotation System, Inc. The holders of such Common Stock are entitled to vote on all matters presented to holders of Common Stock.

1988 EMPLOYEE STOCK OPTION PLAN

    On March 19, 1988, the Company's Board of Directors adopted the S.O.I. Industries, Inc. 1988 Employee Stock Option Plan (the "Plan"). The Plan was approved by a vote of the stockholders on July 3, 1989.

    The administration of the Plan rests with the Compensation Committee (the "Committee"). Subject to the express provisions of the Plan and the Board of Directors, the Committee shall have complete authority in its discretion to determine those employees to whom, and the price at which options shall be granted, the option periods and the number of shares of Common Stock to be subject to each option. The Committee shall also have the authority in its discretion to prescribe the time or times at which the options may be exercised and limitations upon the exercise of options (including limitations effective upon the death or termination of employment of the optionee), and the restrictions, if any, to be imposed upon the transferability of shares acquired upon exercise of options. In making such determinations, the Committee may take into account the nature of the services rendered by respective employees, their present and potential contributions to the success of the Company or its subsidiaries, and such other factors as the Committee in its discretion shall deem relevant.

    An option may be granted under the Plan only to an employee of the Company or its subsidiaries. The Plan made available for option 2,000,000 shares of the Company's Common Stock.

    If an optionee ceases to be employed by the Company or any of its subsidiaries, his or her options shall terminate immediately; provided, however, that if an optionee's cessation of employment with the Company and its subsidiaries is due to his death or retirement with the consent of the Company or any of its subsidiaries, the optionee may, at any time within twelve months in the event of death, or three months after such cessation of employment, exercise his options to the extent that he was entitled to exercise them on the date of cessation of employment, but in no event shall any option be exercisable more than five years from the date it was granted.

    The term of each option granted under the Plan will be for such period not exceeding five years as the Committee shall determine. Each option granted under the Plan will be exercisable on such date or dates and during such period and for such number of shares as shall be determined pursuant to the provisions of the option agreement evidencing such option. Subject to the express provisions of the Plan, the Committee shall have complete authority, in its discretion, to determine the extent, if any, and the conditions under which an option may be exercised in the event of the death of the optionee or in the event the optionee leaves the employ of the Company or has his employment terminated by the Company. The purchase price for shares of Common Stock under each option shall be determined by the Committee at the time of the option's issuance and may be less than the fair market value of such shares on the date on which the options are granted. The agreements evidencing the grant of options may contain other terms and conditions, consistent with the Plan, that the Committee may approve.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of September 29, 1995 with regard to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and directors as a group.

                                            NUMBER OF SHARES
                                           BENEFICIALLY OWNED                        PERCENT
                                           ------------------                        -------
Halter Capital Corporation                      3,784,047                              26%
16910 Dallas Parkway #100
Dallas, Texas 75248

Digital Communications                          3,386,605(1)                           24%
  Technology Corporation
3941 SW 47th Avenue
Ft. Lauderdale, FL 33314

S.O.I. Employee Stock                             722,314                               5%
  Ownership Plan
16910 Dallas Parkway #100
Dallas, Texas 75248

Kevin B. Halter                                 3,884,047(2)(3)                        27%

Sanford M. Whitman                                 12,285                              (6)

Kevin B. Halter, Jr.                            3,884,047(2)(3)                        27%

DeWayne Davis                                     750,000(4)                            5%

Gary C. Evans                                     144,312(5)                           (6)

All directors and officers as a                 4,040,644                              28%
  group (5 persons)

    (1) The Company owns approximately 47% of the issued and outstanding common stock of DCT.

    (2) Kevin B. Halter and Kevin B. Halter Jr. serve as directors and officers of HCC and as a result may each be deemed to be the beneficial owner of the 3,784,047 shares of Common Stock beneficially owned by HCC. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, they expressly disclaim that they are the beneficial owner, for purposes of Section 16 of the Exchange Act, of any such stock, other than those shares in which they have an economic interest.

    (3) This number includes 100,000 shares of Common Stock which are subject to an option which is currently exercisable.

    (4) This number includes 550,000 shares held by Mr. Davis (a former director and officer of the Company) and 200,000 shares held in a trust for the benefit of his children established on August 1, 1988, with Sharon Davis, wife of Mr. Davis, serving as Trustee.

    (5) This number includes 9,177 shares of Common Stock held by Mr. Evans and 135,135 shares of Common Stock held by Evans Equity L.L.P., in which Mr. Evans is a member.

    (6)  Less than 1%.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASE OF HIALEAH FACILITY

    Donald E. Courtney, the former President and Chairman of the Board of the Company, is a partner in a partnership that owns the property leased by the Company at 1051 East 24th Street, Hialeah, Florida. See "Description of
Business - - Properties."   Mr. Courtney is a 50% partner and the remaining 50%
is owned by unrelated parties. Management of the Company believes the rental rates and other terms and conditions of the lease are competitive with comparable properties in the area and are at least as favorable as could be obtained from an unrelated party.

LEASE OF CONWAY FACILITY

    DeWayne Davis, a former director and officer of the Company, previously owned 50% of the outstanding common stock of American Industries, Inc., which owns the Conway facility. The monthly rental payment is $20,000 and the lease expires on December 31, 2009. Management of the Company believes the rental rates and other terms and conditions of the lease are competitive with comparable properties in the area and are at least as favorable as could be obtained from an unrelated party.

    Mr. Davis is also a director and former officer of Builders Warehouse Association, Inc. In the past, AQM has purchased a portion of its plywood needs from American Plywood Sales, Inc., a subsidiary of Builders Warehouse Association, Inc. For the fiscal year ended June 30, 1994, American Plywood Sales, Inc. sold AQM approximately $2,000,000 worth of wood products. At the time of the purchases, AQM believed that American Plywood Sales, Inc. charged AQM on a competitive price basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pending Litigation." AQM has ceased purchasing any materials from Builders Warehouse Association, Inc. or American Plywood Sales, Inc. and has secured alternative suppliers which AQM believes will meet its production requirements.

EXCHANGE OF SHARES WITH DCT

    On January 27, 1994 the Board of Directors agreed to exchange additional shares of the Company's Common Stock for common stock of DCT. On February 14, 1994 the exchange of shares was made based on the average price of the stock of both companies on January 27, 1994. The 580,538 shares of DCT's common stock that were exchanged were worth approximately $4,574,636 and were exchanged for 1,329,836 shares of the Company's Common Stock worth approximately $4,574,636. The reason for the share exchange was that the Company wished to sell certain shares of its DCT common stock pursuant to Rule 144 and still retain the same percentage of ownership in DCT upon such sale.

ISSUANCE OF AQM COMMON STOCK TO HCC

    On October 1, 1994, AQM issued 90,000 shares of its common stock to HCC as compensation for certain consulting services pursuant to a consulting agreement. The consulting services to be provided by HCC to AQM included the preparing of proposals regarding AQM becoming a public company and preparation and review of all documents required to be filed with the Securities and Exchange Commission in order to effectuate the distribution, including AQM's registration statement and all necessary amendments.

PURCHASE OF MARKETABLE SECURITIES FROM HCC

    On October 17, 1994, the Company purchased from HCC 200,000 shares of common stock of NewCare Health Corporation, a publicly-held company whose common stock is currently traded on the Nasdaq SmallCap Market. The purchase price, $3.50 per share, represented a 23% discount from its market price in consideration for the relatively large number of shares purchased. The disinterested directors approved this transaction on October 5, 1995. On December 4, 1995, the Company distributed 175,000 shares of such common stock to its stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

     2.1 Stock Exchange Agreement dated November 30, 1993 by and between American Quality Manufacturing Corporation and the Company (5)

     3.1   Certificate of Incorporation and Bylaws of the Company (1)

     3.2   Certificate of Amendment of the Company (2)

     4.0   Specimen Certificate of Common Shares, par value $.000025 (6)

     9.1 Voting Agreement dated December 2, 1993, by and among DeWayne Davis, Robert L. Ott, Trustee of the Robert L. Ott Revocable Trust, J.R. Ott, Joanna O. Burger, Sharon Davis, Trustee UA dtd 8/1/88 and Halter Capital Corporation (6)

     9.2 Voting Agreement dated January 26, 1994, by and between Kwai Chung Corporation, a Turks and Caicos corporation and Halter Capital Corporation (6)

     9.3 Voting Agreement dated January 26, 1994, by and between M. D. Abel and Halter Capital Corporation (6)

     9.4 Voting Agreement dated January 26, 1994, by and between Stuart G. Johnston, Jr. and Halter Capital Corporation (6)

     9.5 Voting Agreement dated January 26, 1994, by and between Richard A. Hansen and Halter Capital Corporation (6)

     9.6 Voting Agreement dated January 26, 1994, by and between Catherine J. Alven and Halter Capital Corporation (6)

     9.7 Voting Agreement dated January 26, 1994, by and between Edward J. Lott and Halter Capital Corporation (6)

     9.8 Voting Agreement dated January 26, 1994, by and between Gary C. Evans and Halter Capital Corporation (6)

     9.9 Voting Agreement dated January 26, 1994, by and between Evans Equity, L.L.C. and Halter Capital Corporation (6)

    10.1   Lease Agreement for Hialeah, Florida (6)

    10.2   Lease Agreement for Ft. Lauderdale, Florida (6)

    10.3   Lease Agreement for Indianapolis, Indiana (6)

    10.4 Lease Agreement dated January 2, 1994 by and between American Industries, Inc. and American Quality Manufacturing Corporation (6)

    10.5 Lease Agreement dated May 21, 1994 by and among American Quality Manufacturing Corporation, the Board of County Commissioners, Coffey County, Kansas and the Company (6)

    10.6   Promissory Note between the Company and MagneTech Corporation (3)

    10.7   The Company's Employees' Stock Ownership Plan Documents (3)
           (i)   Employee Stock Option Plan
           (ii)  Stock Purchase Agreement
           (iii) ESOP Loan Agreement
           (iv)  Non-negotiable Promissory Loan Documents (3)

    21.1   List of Subsidiaries (6)

    27.    Financial Data Schedule

    (1) These exhibits were previously filed by the Company with the Commission as Exhibits to its Registration Statement No. 33-1 4668-A and are respectively incorporated herein by specific reference thereto.

    (2) These exhibits were previously filed by the Company with the Commission as Exhibits to its Amendment No. 2 to its Registration Statement No. 33-14668-A and are respectively incorporated herein by specific reference thereto.

    (3) These exhibits were previously filed with the Commission by the Company as Exhibits to its Form 8-K and are respectively incorporated herein by specific reference thereto.

    (4) These exhibits were previously filed with the Commission by the Company as Exhibits to its Form 10-K for the year ended June 30, 1993 and are respectively incorporated herein by specific reference thereto.

    (5) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 8-K dated February 14, 1994 and is incorporated by reference herein by specific reference thereto.

    (6) These exhibits were previously filed by the Company with the Commission as Exhibits to its Registration Statement on Form SB-2 filed on June 29, 1994 and are incorporated by reference herein by specific reference thereto.

(b)     REPORTS ON FORM 8-K
        Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

S.O.I. INDUSTRIES, INC.

By:   /s/ Kevin B. Halter
     -----------------------------                        October 12, 1995
     Kevin B. Halter, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

  /s/ Kevin B. Halter
----------------------------------                        October 12, 1995
Kevin B. Halter, President
(Principal Executive Officer) and
Director

  /s/ Sanford M. Whitma
----------------------------------                        October 12, 1995
Sanford M. Whitman, Chief
Financial Officer (Principal
Financial and Accounting Officer),
Vice President and Treasurer

  /s/ Kevin B. Halter, Jr.
----------------------------------                        October 12, 1995
Kevin B. Halter, Jr., Vice
President, Secretary and Director

  /s/ Gary Evans
----------------------------------                        October 12, 1995
 Gary Evans, Director

  /s/ James Smith
----------------------------------                        October 12, 1995
 James Smith, Director