Form 10QSB
period 1995-09-30
SOI INDUSTRIES INC
filed 1995-11-13
CIK 814920

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC. 20549


                                FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ____________________ to __________________

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


______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1)  filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
                            Yes [ X ]   No [   ]

     The number of shares outstanding of the common stock of the registrant on November 8, 1995, the latest practicable date, was 14,330,755.

                             TABLE OF CONTENTS
Item                                              Numbered
Number                                              Page

Part I

     1    Financial Statements . . . . . . . . . . . .1
     2    Management's Discussion and
          Analysis of Financial Condition
            and Results of Operations  . . . . . . . .7

Part II

     1    Legal Proceedings  . . . . . . . . . . . . N/A

     2    Changes in Securities  . . . . . . . . . . N/A

     3    Defaults Upon Senior Securities  . . . . . N/A

     4    Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . 12

     5    Other Information  . . . . . . . . . . . . N/A

     6    Exhibits and Reports on Form 8-K . . . . . N/A


                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,     June 30,
                                                        1995            1995
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
ASSETS

Current assets:
     Cash and cash equivalents                    $      55,357   $    203,410
     Restricted cash                                    500,000        500,000
     Marketable securities                              261,536        923,212
     Accounts receivable, less allowance
       for doubtful accounts of $312,670
       at September 30, 1995 and $1,087,262
       at June 30, 1995                               4,146,678      3,666,972
     Inventories                                      2,933,373      3,152,456
     Prepaid expenses and other                         778,647        632,484
     Deferred income taxes                              179,976        179,976
                                                     -----------    -----------
          Total current assets                        8,855,567      9,258,510
                                                     -----------    -----------

Property, plant and equipment, net of
     accumulated depreciation                         2,727,763      2,837,109
Investment in Digital Communications
     Technology Corporation                           3,104,316      3,027,191
Goodwill, net of accumulated amortization             2,063,478      2,104,265
Other assets                                            362,015        356,444
                                                     -----------    -----------
               Total assets                       $  17,113,139   $ 17,583,519
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving lines of credit                    $   4,360,627   $  4,557,421
     Current maturities of long-term debt               443,166        438,420
     Trade accounts payable                           3,891,002      3,583,438
     Accounts payable, affiliate                        492,318        601,736
     Accrued liabilities                                937,426        984,383
                                                     -----------    -----------
          Total current liabilities                  10,124,539     10,165,398
                                                     -----------    -----------

Long-term debt, less current maturities               1,141,176      1,233,615
Capital lease obligations, net of current
     maturities                                         506,000        516,800
Deferred income taxes                                   179,976        179,976
Other                                                      -            80,472

Commitments and contingencies

Stockholders' equity:
     Common stock, par value $0.000025; 20,000,000
        shares authorized, 12,773,862 and
        12,745,457 shares outstanding at September
        30, 1995 and June 30, 1995, respectively            319            319
     Additional paid-in capital                       6,833,673      6,769,560
     Less shares deemed treasury stock; 1,556,893
        and 1,585,298 shares at September 30,
        1995 and June 30, 1995, respectively           (587,574)      (598,162)
     Accumulated deficit                               (655,422)       (75,291)
     Due from ESOP                                     (324,652)      (355,089)
     Net unrealized holding loss on investment
        securities                                     (104,896)      (334,079)
                                                     -----------    -----------
          Total stockholders' equity                  5,161,448      5,407,258
                                                     -----------    -----------

               Total liabilities and stockholders'
                  equity                          $  17,113,139   $ 17,583,519
                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements

                      S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)

                                                     For the three months ended
                                                            September 30,
                                                        1995           1994
                                                     -----------    -----------
Net sales                                         $   5,827,768   $  5,726,932
                                                     -----------    -----------
Costs and Expenses:
     Cost of goods sold (exclusive of
       depreciation and amortization,
       shown separately below)                        4,992,034      4,678,044
     Selling expenses (exclusive of depreciation
       and amortization, shown separately below)        500,446        556,460
     General and administrative expenses
       (exclusive of depreciation and
       amortization, shown separately below)            682,413        596,840
     Depreciation and amortization                      165,686        102,291
                                                     -----------    -----------
          Total costs and expenses                    6,340,579      5,933,635
                                                     -----------    -----------
               Operating loss                          (512,811)      (206,703)
                                                     -----------    -----------
Other income (expense):
     Gain on sales of securities                         54,146        127,985
     Gain on equity investment in Digital
        Communications Technology Corporation            95,209         96,977
     Interest and other income                              733        756,615
     Interest and other expense                        (217,408)      (134,988)
                                                     -----------    -----------
                                                        (67,320)       846,589
                                                     -----------    -----------
        (Loss) income before provision for
           income taxes                                (580,131)       639,886
(Benefit) provision for income taxes                       -           412,848
                                                     -----------    -----------
                    Net income                    $    (580,131)  $    227,038
                                                     ===========    ===========

Weighted average shares of common
     stock outstanding                               12,773,862     12,475,619
                                                     ===========    ===========


(Loss) earnings per share                         $       (0.05)  $       0.02
                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements

                   S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the three months ended
                                                            September 30,
                                                         1995          1994
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Cash flows from operating activities:
     Net (loss) income                            $    (580,131)  $    227,038
                                                     -----------    -----------
     Adjustments to reconcile net income
       to net cash used in operating
       activities:
          Depreciation and amortization                 165,686        102,291
          Provision for doubtful accounts
          Reserve for inventory obsolescence
          Stock issued to employees for compensation
          Gain on sales of marketable securities         54,146        127,985
          Gain on equity investment in Digital
             Communications Technology Corporation      (95,209)       (96,977)
          Increase in accounts receivable              (479,706)      (539,759)
          Decrease in inventories                       219,083        140,255
          Increase in prepaid expenses and other       (146,163)      (116,869)
          Increase in accounts payable                  307,564        680,635
          Decrease in accrued liabilities               (46,957)    (1,473,213)
          Other                                           6,742        (30,898)
                                                     -----------    -----------
               Net cash used in operating
                 activities                            (594,945)      (979,512)
                                                     -----------    -----------

Cash flows from investing activities:
     (Increase ) decrease in loans receivable,
        related parties                                (109,418)       618,347
     Change in marketable securities -
        available for sale                              836,713       (491,127)
     Proceeds from sale of affiliate common
        stock                                              -           613,315
     Capital expenditures                               (15,553)      (767,545)
                                                     -----------    -----------
               Net cash used in investing activities    711,742        (27,010)
                                                     -----------    -----------

Cash flows from financing activities:
     Net long-term (repayments) borrowings              (87,693)       257,120
     Net short-term (repayments) borrowings            (196,794)       687,136
     Payments on capital lease obligations              (10,800)         6,357
     Payment from ESOP                                   30,437         30,436
                                                     -----------    -----------
               Net cash provided by financing
                 activities                            (264,850)       981,049
                                                     -----------    -----------

Decrease in cash and cash equivalents                  (148,053)       (25,473)
Cash and cash equivalents at beginning of period        203,410        267,324
                                                     -----------    -----------
Cash and cash equivalents at end of period        $      55,357   $    241,851
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest (non-capitalized)              $     207,091   $    137,834
                                                     ===========    ===========
          Income taxes                            $           0   $          0
                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements

                   S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 _____________


1.   Summary of Significant Accounting Policies:
     -------------------------------------------

     The accompanying consolidated financial statements include the accounts of S.O.I. Industries, Inc. and all majority-owned subsidiaries (collectively referred to as the Company"). The subsidiaries include Tempo Lighting, Inc. ("Tempo"), Omni Doors, Inc. ("Omni") and American Quality Manufacturing Corporation ("AQM"). Significant intercompany accounts and transactions have been eliminated.

     The Company also holds a 45.97% ownership interest in Digital Communications Technology Corporation ("DCT") as of September 30, 1995. At June 30, 1995, this ownership interest was 46.81%. The Company accounts for its investment in DCT using the equity method of accounting.

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

2.   Marketable Securities:
     ----------------------

     Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $366,432 as of September 30, 1995. The net unrealized holding loss as of September 30, 1995 was $104,896. All of the Company's securities are classified as available for sale securities.

3.   Inventories:
     ------------

     The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                                    September 30,     June 30,
                                                        1995            1995
                                                     -----------    -----------
        Raw materials                             $   1,981,193   $  2,001,257
        Work-in process                                 604,352        694,866
        Finished goods                                  496,504        605,009
                                                     -----------    -----------
                                                      3,082,049      3,301,132
        Less slow moving and obsolete reserve          (148,676)      (148,676)
                                                     -----------    -----------
                                                  $   2,933,373   $  3,152,456
                                                     ===========    ===========

                  S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                (Unaudited)
                               _____________

4.   Property, Plant and Equipment:
     ------------------------------

     Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                    September 30,     June 30,
                                                        1995            1995
                                                     -----------    -----------
          Land                                    $      20,000   $     20,000
          Buildings and improvements                    876,211        870,572
          Machinery and equipment                     2,929,534      2,919,442
                                                     -----------    -----------
                                                      3,825,745      3,810,014
          Less: accumulated depreciation              1,097,982        972,905
                                                     -----------    -----------
                                                  $   2,727,763   $  2,837,109
                                                     ===========    ===========

5.   Equity Investment in Digital Communications Technology Corporation:
     -------------------------------------------------------------------

     Summarized financial statement information for DCT is presented below (unaudited):

                                                 For the three months ended
                                                    September 30,  September 30,
                                                        1995           1994
                                                     -----------    -----------
          Net sales                               $   5,386,471   $  4,276,591
          Operating profit                              290,586        406,961
          Income from continuing operations             148,100        501,321
          Net income                                    207,101        195,676
          Earnings per share                               0.04           0.04

                                                        As of          As of
                                                    September 30,     June 30,
                                                        1995            1995
                                                     -----------    -----------
          Current assets                          $  10,781,595   $ 10,406,571
          Total assets                               16,576,883     16,279,029
          Current liabilities                         9,332,469      9,159,519
          Total liabilities                           9,824,271      9,812,055

6.   Revolving Lines of Credit:
     --------------------------

     Tempo has a revolving line of credit agreement which permits aggregate borrowings up to $900,000 based upon certain percentages applied to eligible accounts receivable and inventory. Interest is payable on all outstanding cash advances at the bank's prime rate plus 1/4%.

                      S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  _____________

6.   Revolving Lines of Credit, continued:
     -------------------------------------

     AQM has a $6,500,000 line of credit payable to a bank with interest payable on all outstanding cash advances at the bank's prime rate plus 2%. Borrowings under the revolving line of credit are limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. At September 30, 1995, AQM has exceeded its borrowing base relating to eligible inventory. On September 22, 1995, AQM and the Company entered into an amendment and forbearance agreement with the bank whereby the bank agreed to amend the loan documents and forbear from enforcing its rights and remedies under the loan documents until March 31, 1996. After March 31, 1996, the bank will have the right to call the loan.

     The lines of credit are collateralized by substantially all accounts receivable, inventories and all equipment not being used to collateralize other equipment and mortgage notes. The agreements further provide that the Company and its subsidiaries must comply with certain covenants, the most restrictive of which requires a minimum net leverage ratio as defined by the agreement. These lines of credit are guaranteed by the Company and its subsidiaries. The Company has also guaranteed DCT's $5,400,000 line of credit.

     As of September 30, 1995, approximately $559,000 and $3,802,000 have been drawn against Tempo's and AQM's lines of credit, respectively.

7.   Long-Term Debt:
     ---------------

     Long-term debt is summarized as follows:

                                                    September 30,   June 30,
                                                        1995          1995
                                                     -----------   -----------
     Long-term debt consists of various
     mortgages and notes payable with
     interest rates ranging from 8% to
     2 percent over prime.  Monthly payments
     range from $636 to $20,417 with
     expiration dates ranging from 1996
     through 2000.                                $   2,090,342   $  1,661,942

     Less: current portion                              443,166        428,327
                                                     -----------    -----------

                                                  $   1,647,176   $  1,233,615
                                                     ===========    ===========

8.   Quarterly Adjustments:
     ----------------------

     The results of operations for the quarter ended September 30, 1994 have been restated to correct for accounting errors determined in the course of preparation of the Company's June 30, 1995 year-end financial statements. The errors involved certain adjustments primarily related to the capitalization of display units, inventory adjustments and the related tax effects. Previously reported operating income, net income and earnings per share for the three months ended September 30, 1994 were $335,833, $634,480 and $0.06, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Results of Operations

   Overview

     During the year ended June 30, 1995, the Company's ownership percentage of Digital Communications Technology Corporation ("DCT") dropped to approximately 46.8% after the Company sold a portion of its holdings in DCT. Even though the Company still controls DCT and still maintains control over the largest block of DCT common stock, consolidation of the operations of DCT is not allowed for investments under 50% stock ownership. Consequently, the Company's ownership of DCT is accounted for under the equity method of accounting and the Company's proportionate ownership of the net assets of DCT is reflected as one line item on the Company's consolidated balance sheets as of June 30, 1995 and September 30, 1995. Likewise, the Company's proportioate share of DCT's earnings is reflected as a single line item on the Company's September 30, 1995 consolidated statement of operations. The result of operations for the three month period ended September 30, 1994 have been restated to reflect the Company's investment in DCT under the equity method.

     The Company experienced a net loss of approximately $580,000 for the
     three months ended September 30, 1995.   Approximately $582,000 of the
     consolidated net loss related to the loss from the operations of the Company's American Quality Manufacturing Corporation ("AQM") subsidiary. This loss, discussed more fully below, resulted primarily from increases in both cost of goods sold and general and administrative expenses. Management has increased selling prices on selected products to offset these cost increases, however the effect of the price increases will not be realized until the next two fiscal quarters.

     An increase in interest and other expense from approximately $135,000 to $217,000 for the three month periods ended September 30, 1994 and 1995, respectively, also contributed to the Company's consolidated net loss. Increased borrowings and higher prime rates led to this increase.

     Interest and other income declined dramatically from $756,615 to $733 for the three month periods ended September 30, 1994 and 1995, respectively. This decline was due to a one-time $750,000 payment received during the period ended September 30, 1994 from the Company's former President and Chairman in full settlement of a lawsuit.

     The Company's increased operating costs were offset somewhat by approximately $54,000 in realized gains on investment transactions. The Company invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with federally insured national banks. The asset balance recorded for these funds invested in marketable securities at September 30, 1995 was approximately $262,000. An unrealized holding loss account balance of approximately $105,000 is also recorded as a separate component od shareholders' equity for declines below cost of certain of the marketable securities held in the Company's investment portfolio.

   American Quality Manufacturing Corporation

     Net sales from AQM for the quarter ended September 30, 1995 contributed approximately $4,447,000 or 76% of the Company's consolidated net sales. This is compared to AQM's net sales of approximately $4,280,000 (75% of the Company's consolidated net sales for the corresponding period of the prior fiscal year.) While net sales have increased, operating profits have declined from approximately $158,000 for the quarter ended September 30, 1994 to an operating loss of approximately $378,000 for the three months ended September 30, 1995. As mentioned above, increased cost of goods sold and general and administrative costs led to this deterioration. At AQM's fiscal year end, management was in the process of implementing several actions in order to mitigate future losses from AQM, as follows: (1) A consolidation of operations into a single operating plant is under consideration; (2) A full review of all product lines is underway. As a result of this review, material content of all product lines will be analyzed in order to reduce material costs. In addition, based on this review, all unprofitable product lines and customers will be discontinued; (3) Negotiations with alternative lenders are in process. Management anticipates moving the lending relationship with the current lender in order to reduce the segment's interest burden; and (4) The Company will fund operating requirements for AQM, as necessary. Despite management's efforts, however, there can be no assurance that these steps, once implemented will significantly improve the financial position of the Company.

     Since year end, the following developments have occurred. Management has begun negotiations with customers to increase selling prices, where required. These price increases are expected to yield over $200,000 in improvements in revenues on an annualized basis. In addition, management expects to reduce material and direct labor costs by purchasing pre-processed doors and face frame components directly from a supplier. Component purchases from this supplier are expected to begin in January 1996. In addition, as of September 30, 1995, management has negotiated with creditors to accept shares of the Company's common stock, previously held by the Company's majority stockholder, equivalent to approximately $417,000 in satisfaction of AQM's trade debt. This amount is expected to rise to over $1,000,000 by the end of the next fiscal quarter. The stock which was provided to the Company is expected to be repaid to the majority stockholder with shares of DCT held in the Company's investment portfolio. The Company then anticipates conveying the stock to AQM inreturn for a charge to the intercompany account. This action will alleviate much of AQM's immediate cash flow needs, allowing AQM management the time necessary to focus on returning AQM to profitability. There can be no assurance, however, that any of the strategies implemented by management will be effective in returning this segment to profitability.

     AQM's general and administrative expenses also increased during the quarter ended September 30, 1995. As a percentage of net sales, AQM's general and administrative expenses increased to 6.7% from 6.3% for the quarters ended September 30, 1995 and 1994, respectively. The increase is due primarily to increased overhead payroll costs associated with the operation of the Kansas facility, which was not present for the first quarter ended September 30, 1994. Additionally, increased professional fees caused this expense category to increase.

   Tempo Lighting, Inc.

     Tempo Lighting, Inc.'s ("Tempo") net sales provided approximately 20% of the consolidated net sales of the Company for the quarter ended
     September 30, 1995. This is down slightly from the 21% provided during the corresponding quarter of the prior year. When compared to itself, Tempo's sales also declined from approximately $1,210,000 to $1,166,000 for the three month periods ended September 30, 1994 and 1995. Tempo continues to experience declines in sales from its record sales which were experienced in the prior three fiscal years. Management has implemented increased sales efforts in order to maintain an optimum sales volume, however there can be no assurance that these efforts will produce increased sales or increased operating profits.

     Along with the decline in net sales, the operating profit generated in the prior fiscal quarter declined from approximately $22,000 to $17,000 for the quarters ended September 30, 1994 and 1995, respectively. Management intends to continue its focus on increased sales and will attempt to improve margins, either through price increases or cost reductions. There can be no assurance, however, that management's efforts will improve operating profits.

Capital Resources

     During the three months ended September 30, 1995 the Company invested approximately $16,000 in equipment. The decreased expenditures in the current quarter as compared to the corresponding quarter of the prior year are due to significant prior year fixed asset acquisitions at AQM's Kansas facility and expanded manufacturing capacity at AQM's Arkansas facility. Currently, only necessary upgrades are anticipated at both
     AQM and Tempo to maintain their competitive positions.. These equipment acquisitions are expected to be made with funds provided from operations.

Liquidity

     During the three months ended September 30, 1995, the Company used approximately $595,000 in cash from operating activities as compared to approximately $980,000 used in the corresponding period of the prior year. The overall net use of cash is due primarily to the net loss incurred in the first quarter and due to increased accounts receivable, prepaid expenses and other current assets.

     All of the Company's subsidiaries continue to experience demands by customers for longer payment terms. This, along with increased sales, led to an expansion of accounts receivable balances. Despite the increased sales and the market pressures to extend longer payment terms, the Company's overall accounts receivable conversion period (measuring how quickly the Company, on average, collects its accounts receivable) improved from June 30, 1995. The accounts receivable conversion period decreased from 80 days to 70 days for the year ended June 30, 1995 and the three months ended September 30, 1995, respectively. The improvement was due to stepped up collection efforts, primarily at AQM. Despite the demand for longer collection terms, management does not expect any significant detriment toward its short-term liquidity.

     The increase in prepaid expenses and other also contributed to the overall net use of cash from operating activities. The increase in prepaids is due primarily to an increase in prepaid insurance and due to an increase in AQM's deferred tax assets.

     During the three months ended September 30, 1995, the Company's cash needs were met primarily through proceeds from the Company's marketable securities portfolio and through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management expects that the Company will continue to meet all obligations as they come due, and no vendor/supplier problems are expected.

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

Other Comments

     AQM's sales levels generally follow remodeling and other "do-it-yourself" retail markets, which traditionally peak in the winter and spring. Therefore, this segment is subjected to seasonal influences, with the highest level of sales typically realized in the period from January through April.

     The costs of AQM's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure has been relatively modest over the past five years, except for lumber prices, which rose approximately 14% during the fiscal year 1994. However, the segment has generally been able to mitigate the effects of inflation and commodity price fluctuations through sales price increases and cost savings in others.

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

Pending Litigation

     On March 17, 1995, the Company announced that it had filed, on behalf of itself and its AQM subsidiary, a lawsuit in the Chancery Court of Faulkner County, Arkansas against DeWayne Davis, the former Chief Executive Officer, Chief Financial Officer and director of AQM. In the lawsuit, the companies charge Mr. Davis with fraud, self-dealing, misappropriation of company assets, misappropriation of trade secrets, breach of fiduciary duty and other causes of action for certain alleged acts committed as a director and officer of AQM and the Company. One of the alleged acts involved the purchase of materials and timber products from American Plywood Sales, Inc. ("APS"), a wholly-owned subsidiary of Builders Warehouse Association, Inc. ("BWA"). (Mr. Davis controlled BWA as a director and major shareholder.) The lawsuit alleges that these purchases were at prices in excess of those that could have been obtained by purchasing materials directly from the suppliers. Additionally, the lawsuit seeks recovery of certain amounts deemed by the Company's management to be unauthorized compensation and executive benefits. AQM is not seeking any recovery from BWA or APS for amounts paid for materials purchased in the current or preceeding fiscal periods.

     AQM has begun internal discovery to determine the amount of recovery being sought through the litigation. Management has determined, however, that no material impact to the historical financial statements will be incurred. Further, the potential recovery, if any, will be accounted for as a gain contingency under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," therefore no potential benefits will be reflected in the accompanying financial statements until they are realized.

     Mr. Davis has countersued AQM alleging incomplete compensation during his tenure as an executive officer of AQM. AQM believes that the amounts claimed under this countersuit are not material to the financial statements of AQM. In addition, BWA has filed a lawsuit against AQM and the Company on the basis that AQM allegedly owes APS for wood products purchased by AQM from APS. These purchases were previously recorded as incurred and therefore the effect of this claim is already reflected in AQM's interim financial statements. AQM has ceased purchasing any materials from APS and has secured altermnative suppliers which AQM believes will meet its production requirements. Due to the dispute with Mr. Davis, the amount owed to BWA is being held by AQM, at the request of counsel, pending resolution of the lawsuits.

Significant Unconsolidated Subsidiary -- Digital Communications Technology
   Corporation

     As previously stated, the operations of DCT are not consolidated in the Company's consolidated financial statements as of and for the year ended June 30, 1995, or for the three month periods ended September 30, 1995 and 1994. Since DCT is a significant subsidiary, summarized financial statement information is included in the notes to the Company's financial statements. Included below is a summarized discussion regarding DCT for the first quarter ended September 30, 1995.

     Overall growth in DCT's target markets led to continued sales growth in the current year. Net sales increased approximately 26% from $4,277,000 to $5,386,000 for the three months ended September 30, 1994 and 1995, respectively. Significant sales increases were experienced as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the "retail sell-through market" resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. The video tapes sold to this market are typically recorded on a narrower band width (i.e. extended play mode) in order to record more programming on less video tape at a lower cost. DCT's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell-through market, and management has positioned DCT to capitalize on this portion of the video industry.

     Operating profit did not keep pace with the increased sales, declining from approximately $407,000 (9.5% of net sales) to $291,000 (5.4% of net sales) for the three months ended September 30, 1994 and 1995, respectively. The decline in operating profit is due to increases in cost of goods sold.

     Cost of goods sold as a percentage of sales increased to 78% for the three months ended September 30, 1995 as compared to 72% for the three months ended September 30, 1994. The increased cost of goods sold is directly attributable to increased material costs, specifically the cost of the plastic video cassette shells and video tape, which have been increasing in cost faster than DCT's ability to pass the increases to its customers. Management will continue its efforts to pass on the material cost increases to DCT's customers and will continue its focus on cost containment, especially in labor costs, to insure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. Management is also exploring alternative sources for its raw materials to drop in the coming months, however there can be no assurance that this expected cost decline will occur.

     Interest expense increased from approximately $133,000 to $176,000 for the three months ended September 30, 1994 and 1995, respectively. This increase was due primarily to increased borrowings on DCT's line of credit and increased long-term borrowing over the levels of the prior year. In addition, increased interest expense was due to an increase in the bank's prime interest rate which directly affects DCT's borrowing rates.

     DCT realized income from securities transactions of approximately $116,000 for the three months ended September 30, 1995 as compared to approximately $216,000 for the corresponding period of the prior year. The gains were from investment transactions associated with DCT's marketable securities portfolio. DCT invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     During June 1995, DCT's management decided to discontinue the operations of TU. Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to DCT. The effect on net
     (loss) income of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $59,000 and ($117,000), net of income taxes, for the three months ended September 30, 1995 and 1994, respectively. Although all operations at TU have ceased, certain collection efforts are still conducted by DCT on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which are reflected in the income from discontinued operations for the three months ended September 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

     A special meeting of Stockholders of the Company was held at the Company's corporate offices in Dallas, Texas on September 7, 1995. A proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of Common Stock from 20,000,000 to 50,000,000 shares was approved as follows:

        11,488,896 shares, or 89.68% of the outstanding shares represented at the meeting voted in favor of the proposal.

        1,285,147 shares, or 10% of the outstanding shares represented voted against the proposal.

        36,125 shares abstained from voting.

     A proposal to amend the Certificate of Incorporation to authorize 10,000,000 shares of preferred stock, par value $.00001 per share was approved as follows:

        8,759,662 shares, or 68.37% of the outstanding shares represented at the meeting voted in favor of the proposal.

        1,364,523 shares, or 10.65% of the outstanding shares represented voted against the proposal.

        40,925 shares abstained from voting.

     A proposal to grant the board of directors the authority, if and when they deem it necessary in their discretion, to amend the Certificate of Incorporation to effect a one for eight reverse split of the Common Stock of the Company was approved as follows:

        11,559,827 shares, or 90.23% of the outstanding shares represented at the meeting voted in favor of the proposal.

        1,210,526 shares, or 9.44% of the outstanding shares represented voted against the proposal.

        41,915 shares abstained from voting.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       /s/ Sanford M. Whitman
By:  __________________________________               Date:  November 14, 1995
      Sandford M. Whitman, Vice President
     and Chief Financial Officer