Form 10KSB/A
period 1995-06-30
SOI INDUSTRIES INC
filed 1995-11-14
CIK 814920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                  FORM 10-KSB/A
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         FOR THE FISCAL YEAR ENDED JUNE 30, 1995

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

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET, CONTINUED
                                 JUNE 30, 1995



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Revolving line of credit                                                                    $  4,557,421
   Current maturities of long-term debt                                                             428,327
   Current maturities of capital lease obligations                                                   10,093
   Accounts payable, trade                                                                        3,583,438
   Accounts payable, affiliate                                                                      601,736
   Accrued liabilities                                                                              984,383
                                                                                               ------------
          Total current liabilities                                                              10,165,398

Long-term debt, net of current maturities                                                         1,233,615
Capital lease obligations, net of current maturities                                                516,800
Deferred income taxes                                                                               179,976
Other                                                                                                80,472
                                                                                               ------------
          Total liabilities                                                                      12,176,261
                                                                                               ------------
Shareholders' equity:
   Common stock; $.000025 par value; 20,000,000 shares authorized; 12,745,457
     shares issued and outstanding                                                                      319
   Additional paid-in capital                                                                     6,769,560
   Less shares deemed treasury stock; 1,585,298 shares (Note 1)                                      (598,162)
   Accumulated deficit                                                                              (75,291)
   Due from ESOP                                                                                   (355,089)
   Net unrealized holding loss on securities                                                       (334,079)
                                                                                               ------------
          Total shareholders' equity                                                              5,407,258
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

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                          (1)               (2)
                                                                                          1995              1994
                                                                                    ------------      ---------------
                                                                                                       (as restated)
Sales, net                                                                          $ 23,279,817      $    32,748,225
                                                                                    ------------      ---------------
Costs and expenses:
    Cost of goods sold (exclusive of depreciation and amortization)                   21,106,605           24,610,100
    Selling expenses                                                                   2,333,607            2,873,727
    General and administrative expenses                                                2,953,814            2,720,298
    Depreciation and amortization                                                        678,913            1,311,816
                                                                                    ------------      ---------------
                   Total costs and expenses                                           27,072,939           31,515,941
                                                                                    ------------      ---------------
Operating (loss) income                                                               (3,793,122)           1,232,284
                                                                                    ------------      ---------------
Other income (expense):
    Realized gains on investment transactions, net                                       355,348              588,783
    Interest and other income                                                            798,303               40,621
    Interest expense                                                                    (689,880)            (590,423)
    Loss on equity investment in Digital Communications Technology Corporation          (109,348)                -
    Gain on sale of affiliates/subsidiary's common stock                                 228,728            1,239,820
                                                                                    ------------      ---------------
                   Total other income                                                    583,151            1,278,801
                                                                                    ------------      ---------------
(Loss) income from continuing operations before income tax benefit (provision)        (3,209,971)           2,511,085
Benefit (provision) for income taxes                                                     562,320             (756,059)
                                                                                    ------------      ---------------
(Loss) income before discontinued operations and minority interest                    (2,647,651)           1,755,026

Loss from discontinued operations, net of income tax benefit of $8,405                      -                 (14,435)
Loss on disposal of discontinued operations net of income tax benefit of $94,416            -                (162,164)
                                                                                    ------------      ---------------
(Loss) income before minority interest                                                (2,647,651)           1,578,427
Minority interest                                                                           -                (338,366)
                                                                                    ------------      ---------------
Net (loss) income                                                                   $ (2,647,651)     $     1,240,061
                                                                                    ============      ===============
Weighted average shares of common stock outstanding                                   12,541,468            9,557,181
                                                                                    ============      ===============
Earnings (loss) per share of common stock:
    (Loss) income from continuing operations                                        $       (.21)     $           .18
    Discontinued operations, net of income taxes                                            -                    -
    Loss on disposal of discontinued operations                                             -                    (.01)
                                                                                    ------------      ---------------
    (Loss) income before minority interest                                                  (.21)                 .17
    Minority interest                                                                       -                    (.04)
                                                                                    ------------      ---------------
                     Net (loss) earnings                                            $       (.21)     $           .13
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

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                    Common Stock          Additional        Shares         Retained
                                             -----------------------       Paid-In          Deemed        (Deficit)
                                                Shares       Amount        Capital      Treasury Stock     Earnings
                                             ----------    ---------    -----------     --------------   ----------
Balance at July 1, 1993                       8,884,670    $     222    $ 3,698,918     $       -        $1,909,579
Exercise of warrants and stock exchange            -            -           371,978             -              -
Share exchange agreement, American Quality
   Manufacturing Corporation                  1,300,000           33      2,274,967             -              -
Exercise of stock options                       530,000           13        132,487             -              -
Shares issued for services                      212,000            5         45,932             -              -
Treasury stock                                                              262,120        (262,120)
Reduction in due from ESOP                         -            -              -                -              -
Net unrealized holding loss on securities          -            -              -                -              -
Net income                                         -            -              -                -         1,240,061
                                             ----------    ---------    -----------     -----------      ----------
Balance at June 30, 1994                     10,926,670          273      6,786,402        (262,120)      3,149,640

Adjustment (Note 20)                               -            -           163,275             -              -
                                             ----------    ---------    -----------     -----------      ----------
Balance at June 30, 1994 as restated         10,926,670          273      6,949,677        (262,120)      3,149,640
Shares held by Digital Communications
   Technology Corporation                     1,801,307           45            (45)            -              -
Net unrealized holding loss on securities
   relating to Digital Communications
   Technology Corporation                          -            -          (613,989)            -              -
Issuance of affiliate stock in excess of
   book value                                      -            -            85,316             -              -
Exercise of stock options                        10,000            1          2,499             -              -
Shares issued for services                        7,480         -            10,060             -              -
Treasury stock (Note 1)                                                     336,042        (336,042)
Reduction in due from ESOP                         -            -              -                -              -
Dividends of securities                            -            -              -                -          (577,280)
Net unrealized holding loss on securities          -            -              -                -              -
Net loss                                           -            -              -                -        (2,647,651)
                                             ----------    ---------    -----------     -----------      ----------
Balance at June 30, 1995                     12,745,457    $     319    $ 6,769,560     $  (598,162)     $  (75,291)
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

S.O.I. INDUSTRIES, INC.

By:   /s/ Kevin B. Halter
     -----------------------------                        November 13, 1995
     Kevin B. Halter, President