Form 10QSB/A
period 1994-09-30
SOI INDUSTRIES INC
filed 1995-11-30
CIK 814920

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC. 20549


                               FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended September 30, 1994

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


_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      September 30,   June 30,
                                                         1994          1994
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------
       ASSETS
Current assets:
  Cash and cash equivalents                          $    718,914  $    892,745
  Restricted cash                                         500,000       500,000
  Marketable securities                                 4,140,185     3,379,472
  Accounts receivable, less allowance
    for doubtful accounts of $842,771 at
    September 30, 1994 and $775,875 at
    June 30, 1994                                       8,805,458     7,532,560
  Inventories                                           6,236,955     6,520,034
  Loans receivable, related parties                                     301,876
  Prepaid expenses and other                              806,183       146,863
                                                     ------------   -----------
       Total current assets                            21,207,695    19,273,550
                                                     ------------   -----------
Property, plant and equipment                           7,863,960     8,166,518
Goodwill, net of accumulated amortization               2,883,754     2,934,551
Deferred tax asset                                        848,426       618,677
Other assets                                               84,887        67,498
                                                      -----------   -----------
       Total assets                                  $ 32,888,722  $ 31,060,794
                                                      ===========   ===========

       LIABILITIES
Current liabilities:
  Revolving lines of credit                          $  7,311,465  $  6,624,896
  Current portion, long-term debt                         723,348       869,058
  Current portion, ESOP note payable                      121,745       121,745
  Current portion of capital lease obligations             77,600        45,894
  Trade accounts payable                                6,590,669     4,037,492
  Accrued liabilities                                     412,459     2,291,596
  Federal and state income taxes payable                  226,306       621,377
  Payable to officers                                     291,619       132,558
  Other current liabilities                               812,505
                                                      -----------   -----------
       Total current liabilities                       16,567,716    14,744,616
                                                      -----------   -----------
Long-term debt, less current maturities                 3,036,405     2,717,166
ESOP note payable, less current maturities                324,653       355,089
Capital lease obligations, less current maturities        504,480       529,829
Deferred income taxes                                     361,652       361,652
Minority interest                                       3,669,541     3,542,812
Commitments and contingencies

       STOCKHOLDERS' EQUITY
Common stock, par value $0.000025; 20,000,000
  shares authorized, 10,908,950 and 10,901,470
  shares outstanding at September 30, 1994 and
  June 30, 1994, respectively                                 273           273
Additional paid-in capital                              6,586,236     6,524,282
Retained earnings                                       2,951,905     3,149,640
Due from ESOP                                            (446,398)     (476,834)
Net unrealized holding loss on investment securities     (667,741)     (387,731)
                                                      -----------   -----------
       Total stockholders' equity                       8,424,275     8,809,630
                                                      -----------   -----------

       Total liabilities and stockholders' equity    $ 32,888,722  $ 31,060,794
                                                      ===========   ===========

    The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the three months ended
                                                            September 30,
                                                          1994         1993
                                                      -----------   -----------
Net sales                                            $ 10,616,640  $  4,077,017
                                                      -----------   -----------
Costs and Expenses:
  Cost of goods sold (exclusive of depreciation
    and amortization, shown separately below)           8,525,578     2,964,084
  Research and development (exclusive of depreciation
    and amortization, shown separately below)             412,000
  Selling expenses (exclusive of depreciation
    and amortization, shown separately below)             838,624       340,955
  General and administrative expenses (exclusive
    of depreciation and amortization, shown
    separately below)                                   1,349,642       267,334
  Depreciation and amortization                           380,478       255,453
                                                       ----------   -----------
       Total costs and expenses                        11,506,322     3,827,826
                                                       ----------   -----------
            Operating (loss) profit                      (889,682)      249,191
                                                       ==========   ===========
Other income (expense):
  Gain on sales of marketable securities                  338,009
  Settlement of lawsuit                                   750,000
  Interest and other income                                 7,071        35,507
  Interest expense                                       (264,569)      (82,855)
                                                      -----------   -----------
                                                          830,511       (47,348)
                                                      -----------   -----------
     (Loss) income from continuing operations before
       provision for income taxes and minority interest   (59,171)      201,843
Provision for income taxes                                237,263        97,600
                                                      -----------   -----------
     (Loss) income from continuing operations
       before minority interest                          (296,434)      104,243
Minority interest in net income of
  consolidated subsidiary                                  98,699       166,925
                                                      -----------   -----------
     (Loss) income from continuing operations before
       discontinued operations                           (395,133)      (62,682)
Income from operations of discontinued operations,
    net of applicable income taxes of $117,800                          224,589
                                                      -----------   -----------
                 Net (loss) income                   $   (395,133) $    161,907
                                                      ===========   ===========
Weighted average shares of common
  stock outstanding                                    10,903,340     8,891,970

(Loss) earnings per share:
  Continuing operations                              $      (0.04) $      (0.01)
  Discontinued operations                                    0.00          0.03
                                                      -----------   -----------
    Net (loss) income                                $      (0.04) $       0.02
                                                      ===========   ===========

    The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      For the three months ended
                                                            September 30,
                                                         1994          1993
                                                      -----------   -----------
Cash flows from operating activities:
  Net (loss) income                                  $   (395,133) $    161,907
                                                      -----------   -----------
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization                         380,478       255,453
    Provision for doubtful accounts                        66,896        19,920
    Reserve for inventory obsolescence                     36,000
    Stock issued to employees as compensation              69,696
    Gain on sales of marketable securities               (338,009)
    Increase in accounts receivable                    (1,339,794)     (240,236)
    Decrease (increase) in inventories                    247,079      (853,505)
    (Increase) decrease in prepaid expenses and other    (676,709)       25,518
    Increase in accounts payable                        2,553,177       603,179
    Decrease in accrued liabilities                      (973,510)      (53,259)
    Decrease in income taxes payable and deferred
       income taxes                                      (624,820)      (73,747)
    Increase in minority interest                          93,050       166,925
                                                      -----------   -----------
         Net cash provided by operating activities       (901,599)       12,155
                                                      -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                    (77,920)   (1,787,619)
  Increase in marketable securities                      (422,704)
  Repayment of loan receivable from affiliates            301,876         6,537
  Change in net assets of discontinued operation                       (484,379)
                                                      -----------   -----------
         Net cash used in investing activities           (198,748)   (2,265,461)
                                                      -----------   -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings, net                 186,245     1,324,227
  Proceeds from revolving line of credit, net             686,569       550,000
  Proceeds from issuance of common stock                   60,060        79,450
  Payments on capital lease obligations                    (6,358)
  Payments made on note due from ESOP                     (30,436)      (32,143)
  Increase in note payable - ESOP                          30,436        32,143
                                                      -----------   -----------
         Net cash provided by financing activities        926,516     1,953,677
                                                      -----------   -----------

Decrease in cash and cash equivalents                    (173,831)     (299,629)
Cash and cash equivalents at beginning of period          892,745       755,340
                                                      -----------   -----------
Cash and cash equivalents at end of period           $    718,914  $    455,711
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                         $    263,454  $     82,855
                                                      ===========   ===========
    Income taxes                                     $    636,121  $    195,400
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

   During the quarter ended December 31, 1993, Digital Communications Technology Corporation sold its subsidiary, Video Plus, Inc. Consequently, the operations and net assets of Video Plus, Inc. have been segregated from the Company's financial statements and have been presented as discontinued operations. Additionally, the financial information related to September 30, 1993 has been restated to reflect the sale of Video Plus, Inc.

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

2. Inventories:

   The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                              September 30,       June 30,
                                                  1994              1994
                                              -----------       -----------
             Raw materials                  $   5,343,215     $   5,092,038
             Work-in process                      574,547         1,027,936
             Finished goods                       319,193           400,060
                                              -----------       -----------
                                            $   6,236,955     $   6,520,034
                                              ===========       ===========

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)
                                 _____________

3. Property, Plant and Equipment:

   Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                              September 30,       June 30,
                                                  1994              1994
                                              -----------       -----------
        Land                                $      93,000     $       93,000
        Buildings and improvements              1,172,058          1,143,181
        Machinery and equipment                10,019,255         10,034,870
                                              -----------       ------------
                                               11,284,313         11,271,051
        Less: accumulated depreciation          3,420,353          3,104,533
                                              -----------       ------------
                                            $   7,863,960     $    8,166,518
                                              ===========       ============

4. Revolving Lines of Credit:

   The Company's subsidiaries, DCT and Tempo, have revolving line of credit agreements which permit aggregate borrowings up to $6,100,000 based upon certain percentages applied to eligible accounts receivable and inventory. Interest is payable on all outstanding cash advances at the bank's prime rate plus 1/4%. Any unpaid principal and accrued interest is due on demand, but $700,000 is due no later than January 1, 1995 and $5,400,000 is due no later than January 1996. The lines of credit are secured by substantially all accounts receivable and inventories and all equipment not being used to collateralize other equipment and mortgage notes.

   The agreements further provide that the Company and its subsidiaries must comply with certain covenants, the most restrictive of which requires a minimum net leverage ratio as defined by the agreement. These lines of credit are guaranteed by the Company and its subsidiaries. As of September 30, 1994, $2,875,000 had been drawn against DCT's and Tempo's lines of credit.

   The Company's AQM subsidiary has a $5,000,000 revolving line of credit agreement bearing interest at the bank's prime interest rate plus 1.25%.
   The line of credit is limited to a borrowing base consisting of the sum of 85% of eligible accounts receivable (as defined) and 50% of AQM's eligible inventory of raw materials and finished goods. At any time during the life of the loan facility, the borrowing base attributable to inventory may not exceed the lesser of $1,500,000 or the component attributable to accounts receivable. The loan facility is collateralized by a first interest in all acquired goods, inventory, accounts receivable, property and equipment, other financial instruments (if any) and all other intangibles of AQM. This loan facility is guaranteed by the Company and its other subsidiaries. As of September 30, 1994, approximately $4,387,000 was outstanding on this loan facility.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)
                                 _____________

5. Long-Term Debt:

   Long-term debt is summarized as follows:
                                              September 30,      June 30,
                                                  1994             1994
                                              -----------       -----------
   Long-term debt consists of various
   mortgages and notes payable with
   interest rates ranging from 7% to
   2 percent over prime.  Monthly payments
   range from $274 to $29,000 and
   expiration dates range from 1995
   through 2007.                            $   3,759,753     $   3,586,224

   Less: current portion                          723,348           869,058
                                              -----------       -----------
                                            $   3,036,405     $   2,717,166
                                              ===========       ===========

6. Stock Option Plan:

   On March 19, 1988, the Company's Board of Directors adopted the S.O.I. Industries, Inc. 1988 Employees' Stock Option Plan, reserving 2,000,000 shares of common stock for this purpose. The plan was subsequently approved by a vote of shareholders. At September 30, 1994, there were 1,425,000 shares reserved for future issuance. No options were granted during the three months ended September 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Net sales increased approximately $6,540,000 for the three months ended September 30, 1994 as compared to the corresponding quarter of the prior year. The primary reason for this large increase was due to the acquisition of American Quality Manufacturing Corporation ("AQM") on January 1, 1994, the operations of which were not included in the corresponding quarter of the prior fiscal year. However, increased sales were also experienced at all of the Company's subsidiaries. Both operating profit and net income also increased in the current quarter as compared to the three months ended September 30, 1993. The increase in operating profit was directly attributable to the increased sales of the Company, while net income also received a boost from gains on sales of the Company's marketable securities and from the settlement of a lawsuit.

Liquidity

     For the three months ended September 30, 1994, the Company used approximately $902,000 in cash from operating activities. This is compared with approximately $12,000 in cash provided by operating activities for the three months ended September 30, 1993. The decline in the overall operating cash flow position of the Company is primarily the result of the net loss experienced in the quarter ended September 30, 1995 along with an approximate $1,340,000 increase in accounts receivable and an approximate $974,000 decrease in accrued liabilities. Management closely monitors accounts payable to ensure that early payment discounts are utilized, but also preserves cash by ensuring that accounts are not paid before they are due.

     A portion of the increased accounts receivable is due to the increase in sales at the Company's Digital Communications Technology Corporation ("DCT") subsidiary and is also due to the addition of the Company's AQM subsidiary, which was acquired on January 1, 1994. However, increased sales is only part of the explanation for the growth in accounts receivable. Throughout all the Company's subsidiaries, the demand by customers for longer payment terms resulted in an expansion of accounts receivable balances. These market pressures to extend longer payment terms are reflected in the accounts receivable conversion period (measuring how quickly the Company, on average, collects its accounts receivable). This conversion period was 81 days at June 30, 1994 and declined slightly to 75 days at September 30, 1994. Additional collections efforts at some of the Company's subsidiaries resulted in this decline, however the Company's DCT subsidiary actually experienced an increase in the average collection period. Management will continue to monitor and exercise close scrutiny on the credit and collections process in order to improve collections while preserving the Company's competitive position. Despite the demand for longer collection terms, management does not expect any significant detriment toward its short-term liquidity.

     During the three months ended September 30, 1994, the Company's cash needs were met primarily through utilization of its readily available credit lines to fund expansion needs and through its operations. The Company's increases in long-term and short-term borrowings were used primarily to fund the conversion of AQM's facilities to implement a new product line. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management expects that the Company will continue to meet all obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources

     During the three months ended September 30, 1994, the Company made capital expenditures through its various subsidiaries of approximately $78,000.
This compares with capital expenditures of approximately $1,788,000 for the three months ended September 30, 1993. The capital expenditures were primarily concentrated at the Company's DCT subsidiary where additional expansion of the subsidiary's high-speed duplicating facility is underway. These purchases were financed through operations. Due to DCT's expanding customer base and due to production at near capacity at DCT's operating locations, future expansion is being considered by management and will be financed through operations and/or additional long-term debt.

Results of Operations

     Net sales as compared to the corresponding quarter of the prior year increased 160% from approximately $4,077,000 for the three months ended September 30, 1993 to approximately $10,617,000 for the three months ended September 30, 1994. The primary reason for the large increase in sales is due to the acquisition of AQM on January 1, 1994. Approximately $4.3 million of the increased sales in the quarter ended September 30, 1994 related to AQM. Approximately $1.7 million of the increase is attributable to increased sales at the Company's DCT subsidiary, with the remaining sales increases resulting from the Company's other subsidiaries. Sales at DCT increased for the quarter ended September 30, 1994 as management continued to focus on the retail sell through market. This market supplies video tapes for resale to retail markets which experience their highest sales during the holiday season. Consequently, sales for DCT are expected to be at their highest during the first and second quarters.


     Operating profit declined for the three months ended September 30, 1994 as compared to the corresponding quarter of the prior year. Operating profit decreased from approximately $249,000 to an operating loss of $890,000 for the three month periods ended September 30, 1993 and 1994, respectively. As a percentage of net sales, the operating profit actually declined from approximately 6.1% to (8.4%) for the first quarters ended September 30, 1993 and 1994, respectively. This percentage decline is primarily attributable to costs incurred at AQM related to development of new product lines. AQM incurred significant expenses to enable its plant facilities to produce finished cabinets, while continuing to produce its traditional unfinished cabinet product lines. More expenses are expected in the next quarter, but the major expenditures related to this new product line have been incurred in the first quarter ended September 30, 1994. In addition, increases in cost of goods sold resulting from higher volume sales at lower margins experienced at DCT along with the addition of AQM, which generally operates at lower margins than the Company's other subsidiaries, contributed to this decline.

     As a percentage of net sales, selling expenses were consistent for the three month periods ended September 30, 1994 and 1993, however general and administrative expenses increased from 7% of net sales to 13% of net sales. Approximately $490,000 was added to general and administrative expenses at AQM relating to the reconfiguration of the Kansas facility to meet operational requirements compatible with AQM's other facility. This, along with expenditures of $412,000 for development and set-up of AQM's new product lines caused the operating losses experienced in the quarter. Management is continuing to focus on holding operating costs to a minimum and is implementing strategies at both of the above-mentioned segments to improve the operating margins.


     Approximately $338,000 was added to other income during the three months ended September 30, 1994 related to realized gains earned from the Company's marketable securities portfolio. The Company invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with federally insured national banks.

     In September 1994, the Company settled a lawsuit against its former President and Chairman that alleged he caused the Company to sell him its wholly-owned subsidiary, CeraTech Corporation, for less than fair value in June 1992. The former President paid the Company $750,000 on September 16, 1994, in full settlement of the lawsuit.


     The Company experienced a large increase in interest expense during the quarter ended September 30, 1994 as compared to the quarter ended September 30, 1993, increasing from approximately $83,000 to $265,000, respectively. The primary reasons for this increase were due to (1) the addition of the Company's Cabinet and Furniture segment with its line of credit and other short-term borrowing needs and (2) an increase in the overall prime lending rate on which several of the Company's borrowing rates are based.

     In the quarter ended December 31, 1993, after evaluating the historical contribution of DCT's Video Plus, Inc. subsidiary and considering the expected future contribution of this subsidiary, management decided to sell Video Plus, Inc. The operations of Video Plus, Inc. have therefore been removed from the operating section of the consolidated statements of income for all periods presented, and the income or loss from operations of Video Plus, Inc. have been segregated under discontinued operations. The net effect of the operation of Video Plus, Inc. for the quarter ended September 30, 1994 was income of approximately $225,000. For the entire fiscal year ended June 30, 1994, the net effect of this discontinued operation was a reduction to net income of approximately $95,000.

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


S.O.I. INDUSTRIES, INC.


By:     /s/ Sanford M. Whitman                          Date:  November 28, 1995
       Sanford M. Whitman, Vice President
       and Chief Financial Officer