Form 10QSB/A
period 1994-12-31
SOI INDUSTRIES INC
filed 1995-11-30
CIK 814920

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC. 20549


                               FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

     For the quarterly period ended December 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from _____________________ to ___________________

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


___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,    June 30,
                                                         1994          1994
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------
       ASSETS
Current assets:
  Cash and cash equivalents                          $    601,928  $    892,745
  Restricted cash                                         500,000       500,000
  Marketable securities                                 3,753,900     3,379,472
  Accounts receivable, less allowance
    for doubtful accounts of $1,007,429 at
    December 31, 1994 and $775,875 at
    June 30, 1994                                       9,845,304     7,532,560
  Inventories                                           7,049,522     6,520,034
  Loans receivable, related parties                                     301,876
  Prepaid expenses and other                              227,655       146,863
                                                      ----------    -----------
       Total current assets                            21,978,309    19,273,550
                                                      ----------    -----------

Property, plant and equipment                           9,045,212     8,166,518
Goodwill, net of accumulated amortization               2,833,137     2,934,551
Deferred tax asset                                      1,030,671       618,677
Other assets                                               88,631        67,498
                                                      -----------   -----------
       Total assets                                  $ 34,975,960  $ 31,060,794
                                                      ===========   ===========

       LIABILITIES
Current liabilities:
  Revolving lines of credit                          $  9,087,295  $  6,624,896
  Current portion, long-term debt                         918,120       914,952
  Current portion, ESOP note payable                      121,745       121,745
  Trade accounts payable                                7,158,509     4,037,492
  Accrued liabilities                                     371,385     2,291,596
  Federal and state income taxes payable                  208,033       621,377
  Payable to officers                                      19,100       132,558
  Other current liabilities                               845,479
                                                      -----------   -----------
       Total current liabilities                       18,729,666    14,744,616
                                                      -----------   -----------

Long-term debt, less current maturities                 3,726,509     3,246,995
ESOP note payable, less current maturities                294,216       355,089
Deferred income taxes                                     361,652       361,652
Minority interest                                       4,001,424     3,542,812
Commitments and contingencies

       STOCKHOLDERS' EQUITY
Common stock, par value $0.000025; 20,000,000
  shares authorized, 10,934,150 and 10,901,470
  shares outstanding at December 31, 1994 and
  June 30, 1994, respectively                                 273           273
Additional paid-in capital                              6,950,626     6,524,282
Retained earnings                                       1,976,051     3,149,640
Due from ESOP                                            (415,962)     (476,834)
Net unrealized holding loss on investment securities     (648,495)     (387,731)
                                                      -----------   -----------
       Total stockholders' equity                       7,862,493     8,809,630
                                                      -----------   -----------

       Total liabilities and stockholders' equity    $ 34,975,960  $ 31,060,794
                                                      ===========   ===========

    The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the three months ended
                                                              December 31,
                                                           1994         1993
                                                        (Unaudited) (Unaudited)
                                                        ----------- -----------
Net sales                                               $14,132,769 $ 8,207,882
                                                        ----------- -----------
Costs and Expenses:
  Cost of goods sold (exclusive of depreciation
    and amortization, shown separately below)            11,693,526   6,201,224
  Selling expenses (exclusive of depreciation
    and amortization, shown separately below)               829,443     362,959
  General and administrative expenses (exclusive
    of depreciation and amortization, shown
    separately below)                                       695,280     391,756
  Depreciation and amortization                             540,753     273,287
                                                        ----------- -----------
       Total costs and expenses                          13,759,002   7,229,226
                                                        ----------- -----------
            Operating profit                                373,767     978,656
                                                        ----------- -----------
Other income (expense):
  Interest and other income                                 487,313       2,502
  Interest expense                                         (338,604)    (95,418)
                                                        ----------- -----------
                                                            148,709     (92,916)
                                                        ----------- -----------
     Income from continuing operations before
       provision for income taxes and minority interest     522,476     885,740
Provision for income taxes                                  417,634     379,600
                                                        ----------- -----------
     Income from continuing operations
       before minority interest                             104,842     506,140
Minority interest in net income of
  consolidated subsidiary                                   306,019      43,052
                                                        ----------- -----------
     (Loss) income from continuing operations before
       discontinued operations                             (201,177)    463,088
Discontinued operations:
  Loss from operations of Video Plus, Inc., net of
    applicable income taxes of $41,540                                 (122,176)
  Loss on sale of Video Plus, Inc.                                     (257,582)
                                                                    -----------
                                                                       (379,758)
                                                                    -----------
                Net (loss) income                       $  (201,177)$    83,330
                                                        =========== ===========
Weighted average shares of common
  stock outstanding                                      10,930,944   8,970,492


(Loss) earnings per share:
  Continuing operations                                 $    (0.02) $     0.05
  Discontinued operations                                       -        (0.04)
                                                        ----------  ----------
    Net (loss) income                                   $    (0.02) $     0.01
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the six months ended
                                                             December 31,
                                                           1994        1993
                                                        (Unaudited) (Unaudited)
                                                        ----------- -----------

Net sales                                               $24,749,409 $12,284,900
                                                        ----------- -----------
Costs and Expenses:
  Cost of goods sold (exclusive of depreciation
    and amortization, shown separately below)            20,219,104   9,126,832
  Research and development expenses (exclusive
    of depreciation and amortization, shown
    separately below)                                       412,000
  Selling expenses (exclusive of depreciation
    and amortization, shown separately below)             1,668,067     703,914
  General and administrative expenses (exclusive
    of depreciation and amortization, shown
    separately below)                                     2,044,922     700,742
  Depreciation and amortization                             921,231     528,740
                                                        ----------- -----------
       Total costs and expenses                          25,265,324  11,060,228
                                                        ----------- -----------
            Operating (loss) profit                       (515,915)   1,224,672
                                                        ----------- -----------
Other income (expense):
  Interest and other income                               1,582,393      29,721
  Interest expense                                         (603,173)   (142,766)
                                                        ----------- -----------
                                                            979,220    (113,045)
                                                        ----------- -----------
     Income from continuing operations before
       provision for income taxes and minority interest     463,305   1,111,627
Provision for income taxes                                  654,897     477,200
                                                        ----------- -----------
    (Loss) income from continuing operations
       before minority interest                            (191,592)    634,427
Minority interest in net income of
  consolidated subsidiary                                   404,717     237,196
                                                        ----------- -----------
     Income from continuing operations before
      discontinued operations                              (596,309)    397,231
Discontinued operations:
  Loss from operations of Video Plus, Inc., net of
    applicable income taxes of $54,000                                  105,589
  Loss on sale of Video Plus, Inc.                                     (257,582)
                                                                    -----------
                                                                       (151,993)
                                                                    -----------

                 Net (loss) income                      $  (596,309)$   245,238
                                                        =========== ===========

Weighted average shares of common
  stock outstanding                                      10,930,944   9,040,327
                                                        =========== ===========

(Loss) earnings per share:
  Continuing operations                                 $     (0.05)$      0.04
  Discontinued operations                                      0.00       (0.02)
                                                        ----------- -----------
    Net (loss) income                                   $     (0.05)$      0.02
                                                        =========== ===========


    The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the six months ended
                                                             December 31,
                                                          1994         1993
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
Cash flows from operating activities:

  Net (loss) income                                  $   (596,309) $    245,238
                                                      -----------   -----------
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                         921,231       528,740
    Increase in accounts receivable                    (2,312,744)   (3,355,783)
    Increase in inventories                              (529,488)     (228,508)
    Increase in prepaid expenses and other                (80,792)     (156,131)
    Increase (decrease) in accounts payable             3,121,017      (117,354)
    (Decrease) increase in accrued liabilities         (1,235,728)      106,414
    (Decrease) increase in income taxes payable          (413,344)      186,378
    (Decrease) increase in minority interest              458,612       313,809
                                                      -----------   -----------
         Net cash used in operating activities           (667,545)   (2,477,197)
                                                      -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of Video Plus, Inc.                              2,634,865
  Decrease in loans receivable, related parties           188,418         6,537
  Change in marketable securites - available for sale    (635,192)
  Increase in other assets                               (433,127)      (10,861)
  Capital expenditures                                 (1,698,511)   (1,877,927)
                                                      -----------   -----------
         Net cash (used in) provided by
         investing activities                          (2,578,412)      752,614
                                                      -----------   -----------

Cash flows from financing activities:
  Net long-term borrowings                                479,514     1,328,350
  Net short-term borrowings                             2,465,567       403,137
  Proceeds from issuance of common stock                   10,060        92,273
  Payments made on note due from ESOP                     (60,873)      (51,580)
  Decrease in note payable - ESOP                          60,872        51,580
                                                      -----------   -----------
         Net cash provided by financing activities      2,955,140     1,823,760
                                                      -----------   -----------

(Decrease) increase in cash and cash equivalents         (290,817)       99,177
Cash and cash equivalents at beginning of period          892,745     1,109,008
                                                      -----------   -----------
Cash and cash equivalents at end of period           $    601,928  $  1,208,185
                                                      ===========   ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (non-capitalized)                       $    600,943  $    142,766
                                                      ===========   ===========
    Income taxes                                     $    561,954  $    348,175
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

2.   Marketable Securities:

     Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $3,753,900 as of December 31, 1994. The net unrealized holding loss as of December 31, 1994 was $648,495. All of the Company's securities are classified as available for sale securities.

3.   Inventories:

     The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                              December 31,       June 30,
                                                 1994              1994
                                              -----------       -----------
               Raw materials                $   5,750,922     $   5,092,038
               Work-in process                    811,933         1,027,936
               Finished goods                     486,667           400,060
                                              -----------       -----------
                                            $   7,049,522     $   6,520,034
                                              ===========       ===========

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)
                                 _____________

4.   Property, Plant and Equipment:

     Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                              December 31,        June 30,
                                                  1994              1994
                                              -----------       -----------
          Land                              $      93,000     $      93,000
          Buildings and improvements            1,398,080         1,143,181
          Machinery and equipment              11,444,086        10,034,870
                                              -----------       -----------
                                               12,935,166        11,271,051
          Less: accumulated depreciation        3,889,954         3,104,533
                                              -----------       -----------
                                            $   9,045,212     $   8,166,518
                                              ===========       ===========

5.   Revolving Lines of Credit:

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

     The agreements further provide that the Company and its subsidiaries must comply with certain covenants, the most restrictive of which requires a minimum net leverage ratio as defined by the agreement. These lines of credit are guaranteed by the Company and its subsidiaries. As of December 31, 1994, $4,424,800 had been drawn against DCT's and Tempo's lines of credit.

     The Company's AQM subsidiary has a $5,000,000 revolving line of credit agreement bearing interest at the bank's prime interest rate plus 1.25%. The line of credit is limited to a borrowing base consisting of the sum of 85% of eligible accounts receivable (as defined) and 50% of AQM's eligible inventory of raw materials and finished goods. At any time during the life of the loan facility, the borrowing base attributable to inventory may not exceed the lesser of $1,500,000 or the component attributable to accounts receivable. The loan facility is collateralized by a first interest in all acquired goods, inventory, accounts receivable, property and equipment, other financial instruments (if any) and all other intangibles of AQM. This loan facility is guaranteed by the Company and its other subsidiaries. As of December 31, 1994, approximately $4,662,000 was outstanding on this loan facility.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)
                                 _____________

6.   Long-Term Debt:

     Long-term debt is summarized as follows:

                                              December 31,       June 30,
                                                 1994              1994
                                              -----------       -----------
     Long-term debt consists of various
     mortgages and notes payable with
     interest rates ranging from 7% to
     2 percent over prime.  Monthly payments
     range from $274 to $29,000 and
     expiration dates range from 1995
     through 2007.                          $   4,680,629     $   3,586,224

     Less: current portion                        918,120           869,058
                                              -----------       -----------

                                            $   3,762,509     $   2,717,166
                                              ===========       ===========

7.   Stock Option Plan:

     On March 19, 1988, the Company's Board of Directors adopted the S.O.I. Industries, Inc. 1988 Employees' Stock Option Plan, reserving 2,000,000 shares of common stock for this purpose. The plan was subsequently approved by a vote of shareholders. At December 31, 1994, there were 1,425,000 shares reserved for future issuance. No options were granted during the three months ended December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Net sales increased approximately $5,925,000 for the three months ended December 31, 1994 as compared to the corresponding quarter of the prior year. For the six months ended December 31, 1994, net sales increased approximately $12,465,000. The primary reason for this large increase was due to the acquisition of American Quality Manufacturing Corporation ("AQM") on January 1, 1994, the operations of which were not included in the corresponding period of the prior fiscal year. However, increased sales were also experienced at all of the Company's subsidiaries.

     Despite the increased sales revenue, operating profit declined for both the three months and six months ended December 31, 1994. This decline was due to lower margins earned on the higher volume sales at the Company's Digital Communications Technology Corporation ("DCT") subsidiary and to the historically lower margin, but higher volume, earned on sales at the Company's AQM subsidiary. In addition, approximately $412,000 was incurred in the first quarter at AQM in developing and establishing new product lines, contributing to the lower operating profit for the six months ended December 31, 1994. Approximately $400,000 was also added to the allowance for doubtful accounts at the Company's AQM subsidiary in the first quarter ended September 30, 1994. Also, approximately $490,000 was expensed in the first quarter related to configuring AQM's Kansas facility to be compatible with management's plans for future production. The lower operating profit was offset somewhat by gains on sales of the Company's marketable securities and from the settlement of a lawsuit.

Liquidity

     For the six months ended December 31, 1994, the Company used approximately $668,000 in cash for operating activities. This is compared with approximately $2,477,000 in cash used in operating activities for the six months ended December 31, 1993. The improvement in overall operating cash flow position of the Company is primarily the result of the growth in operations of the Company. Another item that positively affected cash flows from operating activities was an approximate $3,121,000 increase in accounts payable which was offset by an approximate $2,313,000 increase in accounts receivable and an approximate $1,236,000 decrease in accrued liabilities.

     Accounts payable has increased largely due to the growth of the Company with the addition of the Company's AQM subsidiary and the sales growth at DCT. Accounts payable has significantly increased at AQM due to preparations for the heavier shipping months expected in the upcoming third quarter. As orders are shipped and subsequent payments are collected, the accounts payable balance at the AQM subsidiary is expected to decline. The strong cash position of the Company's other subsidiaries has offset the current poor cash position at AQM and has enabled the Company to provide funds to support AQM's temporary cash needs. This support has been in the form of short-term intercompany loans of approximately $789,000. The Company will continue to provide such assistance on an as-needed basis. The increase in accounts payable was offset somewhat by a decrease in accrued and other current liabilities. This increase, however is not indicative of any specific event, but should be viewed in connection with the overall change in accounts payable. Management at all of the Company's subsidiaries closely monitor accounts payable to ensure that early payment discounts are utilized, but also preserves cash by ensuring that accounts are not paid before they are due.

     A portion of the increased accounts receivable is due to the increase in sales at the Company's DCT subsidiary and is also due to the addition of the Company's AQM subsidiary, which was acquired on January 1, 1994. However, increased sales is only part of the explanation for the growth in accounts receivable. Throughout all the Company's subsidiaries, the demand by customers for longer payment terms resulted in an expansion of accounts receivable balances. These market pressures to extend longer payment terms are reflected in the accounts receivable conversion period (measuring how quickly the Company, on average, collects its accounts receivable). This conversion period was 81 days at June 30, 1994 and declined to 73 days at December 31, 1994. Additional collections efforts at some of the Company's subsidiaries resulted in this decline, however the Company's DCT subsidiary actually experienced an increase in the average collection period.
Management will continue to monitor and exercise close scrutiny on the credit and collections process in order to improve collections while preserving the Company's competitive position. Despite the demand for longer payment terms, management does not expect any significant detriment toward its short-term liquidity, but due to the increasing sales levels has correspondingly increased the allowance for doubtful accounts to approximately $1,007,000 as of December 31, 1994.

     Approximately $2,578,000 of cash was used in investing activities for the six months ended December 31, 1994 as compared to approximately $753,000 provided from investing activities for the six months ended December 31, 1993. Capital expenditures, discussed below in the Capital Resources section, accounted for the major portion of the cash used during both periods. Other uses of cash for investing activities were related to additional investments in the Company's marketable securities portfolio (discussed in the Results of Operations section, below) and due to the increase in other assets, primarily caused by an increase in the Company's deferred tax asset. The positive cash position for the six months ended December 31, 1993 was the result of the sale of the Company's Video Plus, Inc. subsidiary, the disposition of which is discussed in the Results of Operations section, below.

     During the six months ended December 31, 1994, the Company's cash needs were met primarily through financing activities by utilizing its readily available credit lines and the addition of approximately $480,000 of long-term debt to fund expansion needs. The Company's increases in long-term and short-term borrowings were used primarily to fund the conversion of AQM's facilities to implement a new product line. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management expects that the Company will continue to meet all obligations as they come due, and no vendor/supplier problems are expected.

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

Capital Resources

     During the six months ended December 31, 1994, the Company made capital expenditures through its various subsidiaries of approximately $1,699,000.
This compares with capital expenditures of approximately $1,878,000 for the six months ended December 31, 1993. Of the approximate $1,699,000, $800,000 was invested in equipment and leasehold improvements at the Company's AQM subsidiary associated with the subsidiary's conversion to a new product line. The remaining capital expenditures were primarily concentrated at the Company's DCT subsidiary where additional expansion of the subsidiary's high-speed duplicating facility is underway. The AQM purchases were financed through additional short and long-term debt as well as through operations, and the DCT purchases were financed through operations, with a portion financed through long-term debt. The installation of the new product line is substantially complete at AQM, therefore further significant investments in equipment are not anticipated at this time. However, due to DCT's expanding customer base and because production is at near capacity at DCT's operating locations, future expansion is being considered by management and will be financed through operations and/or additional long-term debt.

Results of Operations

     Net sales for the three months ended December 31, 1994 as compared to the corresponding quarter of the prior year increased 72% from approximately $8,208,000 for the three months ended December 31, 1993 to approximately $14,133,000 for the three months ended December 31, 1994. Similarly, net sales increased 102% from approximately $12,285,000 for the six months ended December 31, 1993 to approximately $24,749,000 for the six months ended December 31, 1994. The primary reason for the large increase in sales is due to the acquisition of AQM on January 1, 1994. Approximately $4.2 million of the increased sales in the quarter ended December 31, 1994 and approximately $8.5 million of the increased sales for the six months ended December 31, 1994 related to AQM. Approximately $1.7 million and $3.8 million of the increases for the three and six month periods ended December 31, 1994, respectively, is attributable to increased sales at the Company's DCT subsidiary, with the remaining sales increases resulting from the Company's other subsidiaries. Sales at DCT increased for the quarter and six months ended December 31, 1994 as management continued to focus on the retail sell through market. This market supplies video tapes for resale to retail markets which experience their highest sales during the holiday season. Consequently, sales for DCT were expected to be at their highest during the first and second quarters.

     Operating profit declined both for the three months ended December 31,

1994 and for the six months ended December 31, 1994 as compared to the corresponding periods of the prior year, despite the increases in sales. This decline is primarily attributable to increases in cost of goods sold, resulting from higher volume sales at lower margins experienced at DCT and the addition of AQM which generally operates at lower margins than the Company's other subsidiaries. As a percentage of net sales, both selling expenses and general and administrative expenses were fairly consistent for the three month periods ended December 31, 1994 and 1993, although selling expenses increased slightly. The increase in selling expenses were due to higher commissions and advertising costs than in the corresponding quarter of the prior year, primarily due to the acquisition of AQM.

     For the six month period ended December 31, 1994 both selling and general and administrative expenses, as a percentage of net sales, increased. As a percentage of net sales, selling expenses were approximately 6.7% as compared to 5.7% for the six month periods ended December 31, 1994 and 1993, respectively. General and administrative expenses increased from approximately $701,000 to $2,045,000 for the six months ended December 31, 1993 and 1994, respectively. Approximately $648,000 of this increase is directly attributable to the addition of the Company's AQM subsidiary. When compared as a percentage of net sales, general and administrative expenses also increased from 5.7% to 8.3% for the six month periods ended December 31, 1993 and 1994, respectively. This increase is due to an increase in the allowance for doubtful accounts, primarily at AQM, and increased legal and professional expenses incurred due to the acquisition of AQM and the overall growth of the Company.

     Operating profit for the six months ended December 31, 1994 was also affected by development costs incurred at AQM in the development of new product lines. The new product lines, which utilize standardized components and other wood types, and includes finished cabinets, have now been implemented, therefore further development costs related to these product lines are not currently anticipated.

     Approximately $487,000 was added to other income during the three months ended December 31, 1994 related to realized gains earned from the Company's marketable securities portfolio. The Company invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with federally insured national banks.

     In September 1994, the Company settled a lawsuit against its former President and Chairman that alleged he caused the Company to sell him its wholly-owned subsidiary, CeraTech Corporation, for less than fair value in June 1992. The former President paid the Company $750,000 on September 16, 1994, in full settlement of the lawsuit.

     The Company experienced a large increase in interest expense during the quarter ended December 31, 1994 as compared to the quarter ended
December 31, 1993, increasing from approximately $95,000 to $339,000, respectively. Likewise, interest expense for the six month periods ended December 31, 1993 and 1994 increased from approximately $143,000 to $603,000, respectively. The primary reasons for this increase were due to (1) the addition of the Company's AQM subsidiary with its line of credit and other short-term borrowing needs and (2) an increase in the overall prime lending rate on which several of the Company's borrowing rates are based.

     In the quarter ended December 31, 1993, after evaluating the historical contribution of DCT's Video Plus, Inc. subsidiary and considering the expected future contribution of this subsidiary, management decided to sell Video Plus,

Inc. The operations of Video Plus, Inc. have therefore been removed from the operating section of the consolidated statements of income for all periods presented, and the income or loss from operations of Video Plus, Inc. have been segregated under discontinued operations. The net effect of the operation of Video Plus, Inc. for the quarter ended December 31, 1993 was a loss of approximately $380,000. For the six months ended December 31, 1993, the effect of these discontinued operations was a loss of approximately $152,000.

     A significant increase in net income, as compared to the corresponding quarter of the prior year, occurred for the three months ended December 31, 1994, however for the six months ended December 31, 1994 net income declined slightly. The increase in the three month period is largely attributable to the loss from discontinued operations that was present in the corresponding quarter of the prior year, but not present in the current quarter. Similarly, the costs associated with the discontinued operations affected the six months ended December 31, 1993. The lower net income and income from continuing operations before minority interest is a direct result of the lower operating profit offset by gains from the Company's investment portfolio and to the settlement of the lawsuit mentioned above.

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