Form 10QSB/A
period 1995-03-31
SOI INDUSTRIES INC
filed 1995-11-30
CIK 814920

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

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,      June 30,
                                                         1995          1994
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------
       ASSETS
Current assets:
  Cash and cash equivalents                          $    884,706  $    892,745
  Restricted cash                                         500,000       500,000
  Marketable securities                                 3,808,331     3,379,472
  Accounts receivable, less allowance
    for doubtful accounts of $1,067,381 at
    March 31, 1995 and $775,875 at
    June 30, 1994                                       8,336,043     7,532,560
  Inventories                                           8,187,882     6,520,034
  Loans receivable, related parties                                     301,876
  Prepaid expenses and other                              613,436       146,863
                                                      -----------   -----------
       Total current assets                            22,330,398    19,273,550
                                                      ===========   ===========

Property, plant and equipment, net of
  accumulated depreciation                              8,691,945     8,166,518
Goodwill, net of accumulated amortization               2,782,519     2,934,551
Deferred tax asset                                        486,477       618,677
Other assets                                              120,093        67,498
                                                      -----------   -----------
       Total assets                                 $ 34,411,432  $ 31,060,794
                                                      ===========   ===========

       LIABILITIES
Current liabilities:
  Revolving lines of credit                          $  9,290,194  $  6,624,896
  Current portion, long-term debt                         897,620       914,952
  Current portion, ESOP note payable                      121,745       121,745
  Trade accounts payable                                5,763,988     4,037,492
  Accrued liabilities                                     499,595     2,291,596
  Federal and state income taxes payable                   56,842       621,377
  Payable to officers                                      20,000       132,558
  Other current liabilities                               840,973
                                                      -----------   -----------
       Total current liabilities                       17,490,957    14,744,616
                                                      -----------   -----------

Long-term debt, less current maturities                 4,333,587     3,246,995
ESOP note payable, less current maturities                263,780       355,089
Deferred income taxes                                     361,652       361,652
Minority interest                                       3,931,462     3,542,812
Commitments and contingencies

       STOCKHOLDERS' EQUITY
Common stock, par value $0.000025; 20,000,000
  shares authorized, 10,944,150 and 10,901,470
  shares outstanding at March 31, 1995 and
  June 30, 1994, respectively                                 274           273
Additional paid-in capital                              7,522,379     6,524,282
Retained earnings                                       1,260,302     3,149,640
Due from ESOP                                            (385,525)     (476,834)
Net unrealized holding loss on investment securities     (367,436)     (387,731)
                                                      -----------   -----------
       Total stockholders' equity                       8,029,994     8,809,630
                                                      -----------   -----------

       Total liabilities and stockholders' equity    $ 34,411,432  $ 31,060,794
                                                      ===========   ===========

     The accompanying notes are an integral part of the financial statements

                      S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the three months ended              For the nine months ended
                                                                    March 31,                               March 31,
                                                           1995                1994                1995                 1994
                                                        (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                        -----------         -----------         -----------         -----------

Net sales                                              $ 11,723,746        $ 11,139,541        $ 36,473,155        $ 23,424,441
                                                        -----------         -----------         -----------         -----------
Costs and Expenses:
  Cost of goods sold (exclusive of depreciation
    and amortization, shown separately below)            10,106,090           8,738,172          30,325,194          17,865,004
  Research and development expenses (exclusive
    of depreciation and amortization, shown
    separately below)                                                                               412,452
  Selling expenses (exclusive of depreciation
    and amortization, shown separately below)               946,295             755,216           2,614,362           1,459,130
  General and administrative expenses (exclusive
    of depreciation and amortization, shown
    separately below)                                       949,652             733,229           2,994,122           1,433,971
  Depreciation and amortization                             518,411             396,241           1,439,642             924,981
                                                        -----------         -----------         -----------         -----------
       Total costs and expenses                          12,520,448          10,622,858          37,785,772          21,683,086
                                                        -----------         -----------         -----------         -----------
            Operating (loss) profit                        (796,702)            516,683          (1,312,617)          1,741,355
                                                        -----------         -----------         -----------         -----------
Other income (expense):
  Interest and other income                                 129,229             997,034           1,711,622           1,026,755
  Interest expense                                         (379,026)           (158,821)           (982,199)           (301,587)
                                                        -----------         -----------         -----------         -----------
                                                           (249,797)            838,213             729,423             725,168
                                                        -----------         -----------         -----------         -----------
     (Loss) income from continuing operations before
       provision for income taxes and minority interest  (1,046,499)          1,354,896            (583,194)          2,466,523
Provision for income taxes                                 (204,618)            649,300             450,278           1,126,500
                                                        -----------         -----------         -----------         -----------
    (Loss) income from continuing operations
       before minority interest                            (841,881)            705,596          (1,033,472)          1,340,023
Minority interest in net income of
  consolidated subsidiary                                  (126,132)            101,157             278,586             338,353
                                                        -----------         -----------         -----------         -----------
     Income from continuing operations before
       discontinued operations                             (715,749)            604,439          (1,312,058)          1,001,670
Discontinued operations:
  Loss from operations of Video Plus, Inc., net of
    applicable income taxes of $54,000                                                                                  105,589
  Loss on sale of Video Plus, Inc.                                                                                     (257,582)
                                                                                                                       (151,993)

                 Net (loss) income                     $   (715,749)       $    604,439        $ (1,312,058)       $    849,677
                                                        ===========         ===========         ===========         ===========

Weighted average shares of common
  stock outstanding                                      10,934,906           9,592,670          10,934,906           9,592,670
                                                        ===========         ===========         ===========         ===========

(Loss) earnings per share:
  Continuing operations                                $      (0.07)       $       0.06        $      (0.12)       $       0.10
  Discontinued operations                                      0.00                0.00                0.00               (0.01)
                                                        -----------         -----------         -----------         -----------
    Net (loss) income                                  $      (0.07)       $       0.06        $      (0.12)       $       0.09
                                                        ===========         ===========         ===========         ===========

  The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the nine months ended
                                                              March 31,

                                                         1995          1994
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
Cash flows from operating activities:
  Net (loss) income                                  $ (1,312,058) $    849,677
                                                      -----------   -----------
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                       1,439,642       924,981
    Increase in accounts receivable                      (803,483)   (2,683,408)
    Increase in inventories                            (1,667,848)   (1,091,653)
    Increase in prepaid expenses and other               (466,573)     (360,872)
    Increase (decrease) in accounts payable             1,726,496      (179,485)
    (Decrease) increase in accrued liabilities           (951,028)      231,126
    (Decrease) increase in income taxes payable          (432,335)      647,566
    (Decrease) increase in minority interest              633,633       794,343
                                                      -----------   -----------
         Net cash used in operating activities         (1,833,554)     (867,725)
                                                      -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of Video Plus, Inc.                              2,634,865
  Decrease in loans receivable, related parties           189,318         6,537
  Change in marketable securites - available for sale    (245,289)     (789,830)
  Decrease in other assets                                (52,595)       37,269
  Capital expenditures                                 (1,813,037)   (2,035,401)
                                                      -----------   -----------
         Net cash used in investing activities         (1,921,603)     (146,560)
                                                      -----------   -----------

Cash flows from financing activities:
  Net long-term borrowings                              1,069,260     1,318,811
  Net short-term borrowings                             2,665,298
  Payments on loan from related party                                   (61,200)
  Proceeds from issuance of common stock                   12,560        66,764
  Payments made on note due from ESOP                     (91,309)      (82,016)
  Decrease in note payable - ESOP                          91,309        82,016
                                                      -----------   -----------
         Net cash provided by financing activities      3,747,118     1,324,375
                                                      -----------   -----------

(Decrease) increase in cash and cash equivalents           (8,039)      310,090
Cash and cash equivalents at beginning of period          892,745     1,109,008
                                                      -----------   -----------
Cash and cash equivalents at end of period           $    884,706  $  1,419,098
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (non-capitalized)                       $    978,854  $    301,587
                                                      ===========   ===========
    Income taxes                                     $    482,324  $    441,175
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

3.   Inventories:

     The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                               March 31,          June 30,
                                                 1995               1994
                                              -----------       -----------
               Raw materials                $   6,949,058     $   5,092,038
               Work-in process                    824,856         1,027,936
               Finished goods                     413,968           400,060
                                              -----------       -----------
                                            $   8,187,882     $   6,520,034
                                              ===========       ===========


                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)
                                 _____________

4.   Property, Plant and Equipment:

     Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                               March 31,          June 30,
                                                 1995               1994
                                              -----------       -----------
          Land                              $      93,000     $      93,000
          Buildings and improvements            1,400,622         1,143,181
          Machinery and equipment              11,557,538        10,034,870
                                              -----------       -----------
                                               13,051,160        11,271,051
          Less: accumulated depreciation        4,359,215         3,104,533
                                              -----------       -----------
                                            $   8,691,945     $   8,166,518
                                              ===========       ===========

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

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)
                                 _____________

6.   Long-Term Debt:

     Long-term debt is summarized as follows:

                                                March 31,        June 30,
                                                  1995             1994
                                              -----------       -----------
     Long-term debt consists of various
     mortgages and notes payable with
     interest rates ranging from 7% to
     2 percent over prime.  Monthly payments
     range from $274 to $29,000 and
     expiration dates range from 1995
     through 2007.                          $   5,352,952     $   3,586,224

     Less: current portion                      1,019,365           869,058
                                              -----------       -----------

                                            $   4,333,587     $   2,717,166
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

Liquidity

     For the nine months ended March 31, 1995, the Company used approximately $1,834,000 in cash for operating activities. This is compared with approximately $868,000 in cash used in operating activities for the nine months ended March 31, 1994. The increased use of cash from operations is primarily the result of increases in inventory along with increases in accounts receivable and other assets. The decrease in accrued liabilities was offset by a corresponding increase in accounts payable, therefore this did not have a material impact on operating cash flows.

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

     The increase in prepaid expenses and other current assets of approximately $467,000 also contributed to the overall net use of cash from operations. The increase in this asset category was due to an increase in prepaid insurance at the Company's Tempo Lighting, Inc. ("Tempo") subsidiary along with an increase in the Federal income tax benefit due to the recent operating losses.

     Approximately $1,922,000 of cash was used in investing activities for the nine months ended March 31, 1995 as compared to approximately $147,000 used in investing activities for the nine months ended March 31, 1994. Capital expenditures, discussed below in the Capital Resources section, accounted for the major portion of the cash used during both periods. Other uses of cash for investing activities were related to additional investments in the Company's marketable securities portfolio (discussed in the Results of Operations section, below). The improved cash position for the nine months ended March 31, 1994 was the result of the sale of the Company's Video Plus, Inc. subsidiary, the disposition of which is discussed in the Results of Operations section, below.

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

Capital Resources

     During the nine months ended March 31, 1995, the Company made capital expenditures through its various subsidiaries of approximately $1,813,000. This compares with capital expenditures of approximately $2,035,000 for the nine months ended March 31, 1994. Of the approximate $1,813,000, $800,000 was invested in equipment and leasehold improvements at the Company's AQM subsidiary associated with the subsidiary's conversion to a new product line. The remaining capital expenditures were primarily concentrated at the Company's DCT subsidiary where additional expansion of the subsidiary's high-speed duplicating facility is underway along with general upgrading of equipment. The AQM purchases were financed through additional short and long-term debt as well as through operations, and the DCT purchases were financed through operations, with a portion financed through long-term debt. The installation of the new product line is substantially complete at AQM, therefore further significant investments in equipment are not anticipated at this time. However, due to DCT's expanding customer base, future expansion is being considered by management and will be financed through operations and/or additional long-term debt.

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

     An operating loss was generated in both the three months ended March 31, 1995 and for the nine months ended March 31, 1995 as compared to operating profits in the corresponding periods of the prior year; this occurred despite increases in sales. The decline is primarily attributable to increases in cost of goods sold which, as a percentage of sales, increased from 78% to 86% for the three months ended March 31, 1995 and from 76% to 83% for the nine month periods ended March 31, 1995. The increases resulted from higher volume sales at lower margins experienced at DCT and the addition of AQM which generally operates at lower margins than the Company's other subsidiaries. Additionally, higher than expected material costs at DCT increased cost of goods sold along with lower margins at Tapes Unlimited, Inc. The Company's Tempo subsidiary also experienced lower margins due to higher material costs which also contributed to the operating loss. Management will continue its efforts to pass on material cost increases to the Company's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. There can be no assurances that these measures will produce positive results.

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

     General and administrative expenses increased from approximately $1,434,000 to $2,994,000 for the nine months ended March 31, 1994 and 1995, respectively. When compared as a percentage of net sales, general and administrative expenses increased from 6.6% to 8.1% for the three months ended March 31, 1994 and 1995, respectively and from 6.1% to 8.2% for the nine month periods ended March 31, 1994 and 1995, respectively. Approximately $648,000 of the increase for the nine month period ended March 31, 1995 is directly attributable to the addition of the Company's AQM subsidiary. The remaining increases are due to a second quarter increase in the allowance for doubtful accounts, primarily at AQM, increased legal and professional expenses attributable to AQM and the overall growth of the Company and increased public relations expenses.

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

     The Company experienced a large increase in interest expense during the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994, increasing from approximately $159,000 to $379,000, respectively. Likewise, interest expense for the nine month periods ended March 31, 1994 and 1995 increased from approximately $302,000 to $982,000, respectively. The primary reasons for this increase were due to (1) the addition of the Company's AQM subsidiary with its line of credit and other short-term borrowing needs and (2) an increase in the overall prime lending rate on which several of the Company's borrowing rates are based.

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