Form 10QSB/A
period 1995-09-30
SOI INDUSTRIES INC
filed 1996-01-19
CIK 814920

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

     3    Defaults Upon Senior Securities  . . . . . N/A

     4    Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . 12

     5    Other Information  . . . . . . . . . . . . N/A

     6    Exhibits and Reports on Form 8-K . . . . . N/A


                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,     June 30,
                                                        1995            1995
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS

Current assets:
     Cash and cash equivalents                    $      55,357   $    203,410
     Restricted cash                                    500,000        500,000
     Marketable securities                              261,536        923,212
     Accounts receivable, less allowance
       for doubtful accounts of $312,670
       at September 30, 1995 and $1,087,262
       at June 30, 1995                               4,146,678      3,666,972
     Inventories                                      2,933,373      3,152,456
     Prepaid expenses and other                         778,647        632,484
     Deferred income taxes                              179,976        179,976
                                                     -----------    -----------
          Total current assets                        8,855,567      9,258,510
                                                     -----------    -----------

Property, plant and equipment, net of
     accumulated depreciation                         2,727,763      2,837,109
Investment in Digital Communications
     Technology Corporation                           3,104,316      3,027,191
Goodwill, net of accumulated amortization             2,063,478      2,104,265
Other assets                                            362,015        356,444
                                                     -----------    -----------
               Total assets                       $  17,113,139   $ 17,583,519
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving lines of credit                    $   4,360,627   $  4,557,421
     Current maturities of long-term debt               443,166        438,420
     Trade accounts payable                           3,891,002      3,583,438
     Accounts payable, affiliate                        492,318        601,736
     Accrued liabilities                                937,426        984,383
                                                     -----------    -----------
          Total current liabilities                  10,124,539     10,165,398
                                                     -----------    -----------

Long-term debt, less current maturities               1,141,176      1,233,615
Capital lease obligations, net of current
     maturities                                         506,000        516,800
Deferred income taxes                                   179,976        179,976
Other                                                      -            80,472

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
                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements

                      S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)

                                                     For the three months ended
                                                            September 30,
                                                      1995<F1>       1994<F2>
                                                      -----------    -----------
Net sales                                         $   5,827,768   $ 10,616,640
                                                     -----------    -----------
Costs and Expenses:
     Cost of goods sold (exclusive of
       depreciation and amortization,
       shown separately below)                        4,992,034      8,525,578
     Research and development (exclusive
       of depreciation and amortization,
       shown separately below)                                         412,000
     Selling expenses (exclusive of depreciation
       and amortization, shown separately below)        500,446        838,624
     General and administrative expenses
       (exclusive of depreciation and
       amortization, shown separately below)            682,413      1,349,642
     Depreciation and amortization                      165,686        380,478
                                                     -----------    -----------
          Total costs and expenses                    6,340,579     11,506,322
                                                     -----------    -----------
               Operating loss                          (512,811)      (889,682)
                                                     -----------    -----------
Other income (expense):
     Gain on sales of securities                         54,146        338,009
     Gain on equity investment in Digital
        Communications Technology Corporation            95,209           -
     Settlement of lawsuit                                             750,000
     Interest and other income                              733          7,071
     Interest and other expense                        (217,408)      (264,569)
                                                     -----------    -----------
                                                        (67,320)       830,511
                                                     -----------    -----------
        (Loss) income before provision for
           income taxes and minority interest          (580,131)       (59,171)
(Benefit) provision for income taxes                       -           237,263
                                                     -----------    -----------
     Loss before minority interest                     (580,131)      (296,434)
     Minority interest in net income
        of consolidated subsidiary                         -            98,699
                                                     -----------    -----------
                    Net loss                      $    (580,131)  $   (395,133)
                                                     ===========    ===========

Weighted average shares of common
     stock outstanding                               12,773,862     10,903,340
                                                     ===========    ===========


Net loss per share                                $       (0.05)  $      (0.04)
                                                     ===========    ===========

<F1> The September 30, 1995 financial statements account for the investment in Digital Communications Technology Corporation using the equity method.
<F2> The September 30, 1994 financial statements account for the investment in Digital Communications Technology Corporation using the consolidation method.

The accompanying notes are an integral part of the financial statements

                   S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the three months ended
                                                            September 30,
                                                         1995          1994
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss                                     $    (580,131)  $   (395,133)
                                                     -----------    -----------
     Adjustments to reconcile net income
       to net cash used in operating
       activities:
          Depreciation and amortization                 165,686        380,478
          Provision for doubtful accounts                               66,896
          Reserve for inventory obsolescence                            36,000
          Stock issued to employees for compensation                    69,696
          Gain on sales of marketable securities        (54,146)      (338,009)
          Gain on equity investment in Digital
             Communications Technology Corporation      (95,209)
          Increase in accounts receivable              (479,706)    (1,339,794)
          Decrease in inventories                       219,083        247,079
          Increase in prepaid expenses and other       (146,163)      (676,709)
          Increase in accounts payable                  307,564      2,553,177
          Decrease in accrued liabilities               (46,957)      (973,510)
          Decrease in income taxes payable and
             deferred income taxes                                    (624,820)
          Other                                         115,034         93,050
                                                     -----------    -----------
               Net cash used in operating
                 activities                            (594,945)      (901,599)
                                                     -----------    -----------

Cash flows from investing activities:
     (Increase ) decrease in loans receivable,
        related parties                                (109,418)       301,876
     Change in marketable securities -
        available for sale                              836,713       (422,704)
     Capital expenditures                               (15,553)       (77,920)
                                                     -----------    -----------
               Net cash used in investing activities    711,742       (198,748)
                                                     -----------    -----------

Cash flows from financing activities:
     Net long-term (repayments) borrowings              (87,693)       186,245
     Net short-term (repayments) borrowings            (196,794)       686,569
     Payments on capital lease obligations              (10,800)        (6,358)
     Net payments from ESOP                              30,437            -
     Proceeds form issuance of common stock                             60,060
                                                     -----------    -----------
               Net cash provided by financing
                 activities                            (264,850)       926,516
                                                     -----------    -----------

Decrease in cash and cash equivalents                  (148,053)      (173,831)
Cash and cash equivalents at beginning of period        203,410        892,745
                                                     -----------    -----------
Cash and cash equivalents at end of period        $      55,357   $    718,914
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest (non-capitalized)              $     207,091   $    263,454
                                                     ===========    ===========
          Income taxes                            $           0   $    636,121
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

     The Company also holds a 45.97% ownership interest in Digital Communications Technology Corporation ("DCT") as of September 30, 1995. At June 30, 1995, this ownership interest was 46.81%. For the period ending September 30, 1995, the Company accounts for its investment in DCT using the equity method of accounting. For the period ended September 30, 1994, the Company consolidated the accounts of DCT, as its ownership interest exceeded 50%.

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
                                                     ===========    ===========

5.   Equity Investment in Digital Communications Technology Corporation:
     -------------------------------------------------------------------

     Summarized financial statement information for DCT is presented below (unaudited):

                                                 For the three months ended
                                                        September 30,
                                                            1995
                                                        ------------
          Net sales                                    $   5,386,471
          Operating profit                                   290,586
          Income from continuing operations                  148,100
          Net income                                         207,101
          Earnings per share                                    0.04

                                                        As of          As of
                                                    September 30,     June 30,
                                                        1995            1995
                                                     -----------    -----------
          Current assets                          $  10,781,595   $ 10,406,571
          Total assets                               16,576,883     16,279,029
          Current liabilities                         9,332,469      9,159,519
          Total liabilities                           9,824,271      9,812,055

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Results of Operations

   Overview

     During the year ended June 30, 1995, the Company's ownership percentage of Digital Communications Technology Corporation ("DCT") dropped to approximately 46.8% after the Company sold a portion of its holdings in DCT. Even though the Company still maintains control over the largest block of DCT common stock, consolidation of the operations of DCT is not allowed for investments under 50% stock ownership. Consequently, the Company's ownership of DCT is accounted for under the equity method of accounting and the Company's proportionate ownership of the net assets of DCT is reflected as one line item on the Company's consolidated balance sheets as of June 30, 1995 and September 30, 1995. However, for the period ended September 30, 1994, the Company's ownership position exceeded 50%, and therefore the results of operations and cash flows for this period have been consolidated with the operations of DCT.

     In order to present a balanced and more meaningful discussion of the results of operations of the Company, references to specific line items in the September 30, 1994 statements and cash flows have been adjusted to exclude the consolidating effect of DCT for purposes of the following discussion. A separate discussion of the results of operations of DCT is included toward the end of this item.

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

Significant Unconsolidated Subsidiary -- Digital Communications Technology
   Corporation

     As previously stated, the operations of DCT are not consolidated in the Company's consolidated financial statements as of and for the year ended June 30, 1995 or for the three month period ended September 30, 1995. Since DCT is a significant subsidiary, summarized financial statement information is included in the notes to the Company's financial statements. Included below is a summarized discussion regarding DCT for the first quarter ended September 30, 1995.

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


       /s/ Tim C. Hafer
By:  __________________________________               Date:  January 18, 1996
       Tim C. Hafer, Vice President
       and Chief Financial Officer