Form 10-Q
period 1995-12-31
SOI INDUSTRIES INC
filed 1996-02-14
CIK 814920

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC. 20549


                                FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

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


_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the
past 90 days.   Yes [ X ]   No [   ]

     The number of shares outstanding of the common stock of the registrant on January 31, 1996, the latest practicable date, was 1,791,520.

PAGE

                             TABLE OF CONTENTS

Item                                                   Numbered
Number                                                   Page
-------                                                --------
Part I

     1    Financial Statements . . . . . . . . . . . . . . 1
     2    Management's Discussion and
          Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . 7

Part II

     1    Legal Proceedings  . . . . . . . . . . . . . . .N/A

     2    Changes in Securities  . . . . . . . . . . . . .N/A

     3    Defaults Upon Senior Securities  . . . . . . . .N/A

     4    Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . . N/A

     5    Other Information  . . . . . . . . . . . . . . .N/A

     6    Exhibits and Reports on Form 8-K . . . . . . . .N/A

PAGE

                  S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                                      1995          June 30,
                                                   (Unaudited)        1995
                                                   -----------      ----------
           ASSETS
Current assets:
  Cash and cash equivalents                       $    213,397    $    203,410
  Restricted cash                                      500,000         500,000
  Marketable securities                                   -            923,212
  Accounts receivable, less allowance for
    doubtful accounts of $172,009 at
    December 31, 1995 and $1,087,262 at
    June 30, 1995                                    3,649,607       3,666,972
  Inventories                                        3,061,225       3,152,456
  Prepaid expenses and other current assets            562,842         632,484
  Deferred income taxes                                173,337         179,976
                                                   -----------      ----------
       Total current assets                          8,160,408       9,258,510
                                                   -----------      ----------

Property, plant and equipment, net of
  accumulated depreciation                           2,636,235       2,837,109
Investment in Digital Communications Technology
  Corporation                                        1,335,936       3,027,191
Goodwill, net of accumulated amortization of
  $300,807 at December 31, 1995 and $219,232
  at June 30, 1995                                   2,022,690       2,104,265
Other assets, net                                      396,884         356,444
                                                   -----------      ----------
            Total assets                          $ 14,552,153    $ 17,583,519
                                                   ===========      ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving lines of credit                       $  4,315,788    $  4,557,421
  Current maturities of long-term debt and
    capital lease obligations                          442,966         438,420
  Trade accounts payable                             3,244,229       3,583,438
  Accounts payable, affiliate                          453,058         601,736
  Accrued liabilities and other current
    liabilities                                        747,719         984,383
                                                   -----------      ----------
       Total current liabilities                     9,203,760      10,165,398
                                                   -----------      ----------

Long-term debt, net of current maturities            1,065,681       1,233,615
Capital lease obligations, net of current
  maturities                                           460,000         516,800
Deferred income taxes and other                        179,976         260,448

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.0002; 20,000,000
     shares authorized, 1,712,110 and 1,593,182
     shares outstanding at December 31, 1995
     and June 30, 1995,                                    342             319
  Additional paid-in capital                         6,349,657       6,769,560
  Less shares deemed treasury stock; 79,410
     and 198,162 shares at December 31, 1995
     and June 30                                      (178,282)       (598,162)
  Accumulated deficit                               (2,234,764)        (75,291)
  Due from ESOP                                       (294,217)       (355,089)
  Net unrealized holding loss on investment
     securities                                           -           (334,079)
                                                   -----------      ----------
       Total stockholders' equity                    3,642,736       5,407,258
                                                   -----------      ----------

Total liabilities and stockholders' equity        $ 14,552,153    $ 17,583,519
                                                   ===========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                       1

                  S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the three months ended    For the six months ended
                                                       December 31,                  December 31,
                                                       ------------                  ------------
                                                  1995 <F1>    1994 <F2>        1995 <F1>     1994 <F2>
                                                 (Unaudited)  (Unaudited)      (Unaudited)   (Unaudited)
                                                -----------   ----------       ----------    ----------
Net sales                                      $  5,381,151  $13,256,957     $ 11,208,919  $ 23,147,380
                                                -----------   ----------       ----------    ----------
Costs and expenses:
   Cost of goods sold                             4,920,261   11,512,580       10,077,981    19,629,802
   Development expenses                               -            -                -           412,000
   Selling expenses                                 460,813      780,029          961,259     1,557,158
   General and administrative expenses              657,963      641,751        1,340,376     1,932,841
                                                -----------   ----------       ----------    ----------
        Total costs and expenses                  6,039,037   12,934,360       12,379,616    23,531,801
                                                -----------   ----------       ----------    ----------
             Operating (loss) profit               (657,886)     322,597       (1,170,697)     (384,421)
                                                -----------   ----------       ----------    ----------
Other income (expense):
   (Loss) gain on sales of securities              (137,218)     483,722         (148,644)    1,578,173
   Loss on sale of investment in Digital
      Communications Technology Corporation        (594,406)        -            (594,406)         -
   Interest expense and other                      (189,832)    (329,789)        (245,726)     (587,362)
                                                 ----------   ----------       ----------    ----------
                                                   (921,456)     153,933         (988,776)      990,811
                                                 ----------   ----------       ----------    ----------
   (Loss) income from continuing operations
      before provision for income taxes and
      minority interest                          (1,579,342)     476,530       (2,159,473)      606,390
Provision for income taxes                            -          402,457            -           711,806
                                                 ----------   ----------       ----------    ----------
   (Loss) income from continuing operations
      before minority interest                   (1,579,342)      74,073       (2,159,473)     (105,416)
Minority interest in net income of
   consolidated subsidiary                            -          306,019            -           404,717
                                                 ----------   ----------       ----------    ----------
   Loss from continuing operations before
      discontinued operations                    (1,579,342)    (231,946)      (2,159,473)     (510,133)
Discontinued operations:
   Income (loss) from operations of Tapes
     Unlimited, Inc., less applicable income
     taxes of $15,177 and ($56,909),
     respectively                                     -           30,769            -           (86,176)
                                                              ----------                     ----------

                  Net loss                     $ (1,579,342) $  (201,177)    $ (2,159,473)  $  (596,309)
                                                 ==========   ==========       ==========    ==========

Weighted average shares of common
   stock outstanding                              1,706,079    1,366,368        1,666,300     1,366,368
                                                 ==========   ==========       ==========    ==========

Loss (earnings) per share:
   Continuing operations                       $      (0.93) $    (0.17)     $      (1.29) $      (0.37)
   Discontinued operations                               -         0.02                -          (0.07)
                                                 ----------   ---------        ----------    ----------
     Net income                                $      (0.93) $    (0.15)     $      (1.29) $      (0.44)
                                                 ==========   =========        ==========    ==========

<F1> The December 31, 1995 financial statements account for the investment in
         Digital Communications Corporation using the equity method.

<F2> The December 31, 1994 financial statements account for the investment in
         Digital Communications Corporation using the consolidation method.

The accompanying notes are an integral part of the consolidated financial statements
                                       2

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the six months ended
                                                                        December 31,
                                                                        ------------
                                                                   1995             1994
                                                                (Unaudited)      (Unaudited)
                                                                -----------      -----------
Cash flows from operating activities:
  Net loss                                                    $ (2,159,473)    $   (596,309)
                                                                -----------      -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                  331,682          921,231
    Loss (gain) on sales of marketable securities                  148,644       (1,577,980)
    Gain on equity investment in Digital Communications
       Technology Corporation                                     (185,474)
    Loss on sale of investment in Digital Communications
       Technology Corporation                                      594,406
    Decrease (increase) in accounts receivable, net                 17,365       (2,312,744)
    Decrease (increase) in inventories                              91,231         (529,488)
    Decrease (increase) in prepaid expenses and other               76,281          (80,792)
    (Decrease) increase in accounts payable                       (339,209)       3,121,017
    (Decrease) increase in accounts payable, related parties      (148,678)         188,418
    Decrease in accrued liabilities                               (236,664)      (1,235,728)
    Decrease in income taxes payable and deferred taxes            (80,472)        (413,344)
    Increase in minority interest                                     -             458,612
                                                                -----------      -----------
         Net cash used in operating activities                  (1,890,361)      (2,057,107)
                                                                -----------      -----------

Cash flows from investing activities:
  Change in marketable securities - available for sale           1,108,647          942,788
  Change in investment in Digital Communications
       Technology Corporation                                    1,282,323              -
  Increase in other assets                                         (40,439)        (433,127)
  Capital expenditures                                             (49,234)      (1,698,511)
                                                                -----------      -----------
         Net cash provided by (used in) investing activities     2,301,297       (1,188,850)
                                                                -----------      -----------

Cash flows from financing activities:
  Net long-term (repayments) borrowings                           (159,316)         479,514
  Net short-term (repayments) borrowings                          (241,633)       2,465,566
  Proceeds from issuance of common stock                              -              10,060
                                                                -----------      -----------
         Net cash (used in) provided by financing activities      (400,949)       2,955,140
                                                                -----------      -----------

Increase (decrease) in cash and cash equivalents                     9,987         (290,817)
Cash and cash equivalents at beginning of period                   203,410          892,745
                                                                -----------      -----------
Cash and cash equivalents at end of period                    $    213,397     $    601,928
                                                                ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                  $    400,171     $    600,943
                                                                ===========      ===========
    Income taxes                                              $       -        $    561,954
                                                                ===========      ===========

Supplemental schedule of noncash investing and financing activities:

  The Company transferred approximately 1,622,000 shares of its investment in the common stock of Digital Communications Technology Corporation in connection with the settlement of approximately $1,217,000 in creditors' claims against one of the Company's subsidiaries.

The accompanying notes are an integral part of the consolidated financial statements

                                       3

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

     The Company also holds an 18.76% ownership interest in Digital Communications Technology Corporation ("DCT") as of December 31, 1995. At June 30, 1995, this ownership interest was 46.81%. For the period ended December 31, 1995, the Company accounts for its investment in DCT using the equity method. For the period ended December 31, 1994, the Company consolidated the accounts of DCT, as its ownership interest in DCT exceeded 50%.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these unaudited interim financial statements. These financial statements should be read in conjunction with the financial statements and notes therto included in the Company's annual audited financial statements.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to conform with generally accepted accounting principles. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Stock Split:

     On December 15, 1995, the Board of Directors, pursuant to shareholder approval, authorized a one-for-eight reverse stock split. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the decrease in number of common shares outstanding.

3.   Inventories:

     The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                            December 31,     June 30,
                                                1995           1995
                                            -----------     ----------
        Raw materials                     $   2,007,735   $  2,001,257
        Work-in process                         774,595        694,866
        Finished goods                          278,895        456,333
                                             ----------     ----------
                                          $   3,061,225   $  3,152,456
                                             ==========     ==========

                                       4

                   S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 (Unaudited)
                                _____________

4.   Property, Plant and Equipment:

     Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                 December 31,     June 30,
                                                     1995           1995
                                                 -----------     ----------
              Land                             $      20,000   $     20,000
              Buildings and improvement              824,411        870,572
              Machinery and equipment              3,014,836      2,919,442
                                                 -----------     ----------
                                                   3,859,247      3,810,014
              Less: accumulated depreciation       1,223,012        972,905
                                                 -----------     ----------
                                               $   2,636,235   $  2,837,109
                                                 ===========     ==========

5.   Equity Investment in DCT:

     Summarized financial statement information for DCT is presented below (unaudited):

                                            For the three   For the six
                                            months ended    months ended
                                            December 31,    December 31,
                                                1995           1995
                                            -------------   ------------
          Net sales                         $   7,895,511   $ 13,281,982
          Operating profit                        514,415        805,001
          Income from continuing operations       277,458        519,122
          Net income                              206,381        413,482
          Earnings per share                         0.04           0.07

                                               As of           As of
                                            December 31,     June 30,
                                                1995           1995
                                            -----------    -----------
                   Current assets         $  11,028,328   $ 10,406,571
                   Total assets              16,617,470     16,279,029
                   Current liabilities        8,878,419      9,159,519
                   Total liabilities          7,122,398      9,812,055

     During the six months ended December 31, 1995, the majority shareholder of the Company transferred approximately 1,659,000 of the Company's common stock that it previously owned to certain creditors of AQM in settlement of approximately $1,217,000 of the creditors' outstanding claims against AQM. In repayment to the shareholder, the Company transferred approximately 1,622,000 shares of its investment in DCT. The Company's remaining ownership interest in DCT is approximately 1,118,000, or 19% at December 31, 1995.

                                       5

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

     AQM has a $6,500,000 line of credit payable to a bank with interest payable on all outstanding cash advances at the bank's prime rate plus
     2%. Borrowings under the revolving line of credit are limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. At December 31, 1995, AQM has exceeded its borrowing base relating to eligible inventory. On September 22, 1995, AQM and the Company entered into an amendment and forbearance agreement with the bank whereby the bank agreed to amend the loan documents and forbear from enforcing its rights and remedies under the loan documents until March 31, 1996. After March 31, 1996, the bank will have the right to call the loan.

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

     As of December 31, 1995, approximately $600,000 and $3,716,000 have been drawn against Tempo's and AQM's lines of credit, respectively.

7.   Long-Term Debt:

     Long-term debt is summarized as follows:

                                                   December 31,     June 30,
                                                      1995           1995
                                                  -------------   -----------
     Long-term debt consists of various
     mortgages and notes payable with
     interest rates ranging from 8% to
     2 percent over prime.  Monthly payments
     range from $636 to $20,417 with
     expiration dates ranging from 1996
     through 2000.                               $   1,495,780   $  1,661,942

     Less: current portion                             430,099        428,327
                                                  ------------    -----------
                                                 $   1,065,681   $  1,233,615
                                                  ============    ===========

                                       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

     During the year ended June 30, 1995, the Company's ownership percentage of Digital Communications Technology Corporation ("DCT") dropped to approximately 47% after the Company sold a portion of its holdings in DCT. Even though the Company still maintains control over the largest block of DCT common stock, consolidation of the operations of DCT is not allowed for investments under 50% stock ownership. Consequently, the Company's ownership of DCT is accounted for under the equity method of accounting and the Company's proportionate ownership interest in the net assets and income of DCT is reflected as a single line item on the Company's consolidated balance sheets and statements of operations as of and for the periods ended June 30, 1995 and December 31, 1995. However, for the period ended December 31, 1994, the Company's ownership position in DCT exceeded 50%, and therefore the Company's results of operations and cash flows for this period have been consolidated with the operations of DCT.

     In order to present a balanced and more meaningful discussion of the results of operations of the Company, references to specific line items in the December 31, 1994 statements of operations and cash flows have been adjusted to exclude the consolidating effect of DCT. A separate discussion of the results of operations of DCT is included toward the end of this item. The pro-forma effect of not consolidating the results of operations of DCT for the periods ended December 31, 1994 are summarized below to assist in a more meaningful comparison of results of operations.

Summarized proforma statements of operations, adjusted to exclude the operations of DCT for the periods ended December 31, 1994, compared to summarized statement of operations for the periods ended December 31, 1995, as presented in this Form 10-QSB:

                          For the three months ended      For the six months ended
                                   December 31,                  December 31,
                          --------------------------      ------------------------
                            1995           1994              1995         1994
                         (unaudited)    (unaudited)       (unaudited)  (unaudited)
                         -----------    -----------       -----------  -----------
Net sales                $ 5,381,151    $ 5,752,214       $11,208,919  $11,479,146

Total costs and expenses   6,039,037      6,118,340        12,379,616   12,959,251

Operating loss              (657,886)      (366,126)       (1,170,697)  (1,480,105)

Other income (expense)      (921,456)       204,336          (988,776)   1,043,830

Net loss                 $(1,579,342)   $  (201,177)      $(2,159,473) $  (596,309)
                         ===========    ===========       ===========  ===========
Net loss per share       $     (0.93)   $     (0.15)      $     (1.33) $     (0.44)

     The Company experienced a net loss of approximately $1,579,000 for the three months ended December 31, 1995. Approximately $754,000 of the consolidated net loss related to the loss from the operations of the Company's American Quality Manufacturing Corporation ("AQM") subsidiary. Likewise, the Company's consolidated net loss for the six months ended December 31, 1995 was due, in large part, to AQM's approximate $1,122,000 net loss for the corresponding period. These losses, discussed more fully below, resulted primarily from increases in both cost of goods sold and general and administrative expenses. Management has increased selling prices on selected products to offset these cost increases, however the effect of the price increases is not expected to be realized until the next two fiscal quarters.

                                       7

     The Company also generated an approximate $594,000 loss during the three month period ended December 31, 1995 upon the disposition of approximately 1,622,000 shares of its investment in DCT. The transfer of DCT stock was effected in order to repay a stockholder of the Company which had previously transferred approximately 1,659,000 of the Company's common stock, that the stockholder had previously owned, to certain creditors of AQM. The outstanding claims by AQM creditors which were satisfied through this transfer approximated $1,217,000. The Company's remaining ownership position related to DCT at December 31, 1995 is approximately 1,118,000 shares -- approximately 19% of the outstanding common stock of DCT.

     A realized loss of approximately $149,000 was incurred during the six months ended December 31, 1995, as the Company liquidated its marketable securities portfolio. This is compared to realized gains of approximately $1,578,000 which were realized in the corresponding periuod of the prior year. The funds generated from the sales of securities were utilized to fund the operations of the Company and its subsidiaries during the quarter and six month period ended December 31, 1995.

     An increase in interest expense from approximately $294,000 to $403,000 for the six month periods ended December 31, 1994 and 1995, respectively, also contributed to the significant decline in other income (expense) along with contributing to the Company's consolidated net loss. A similar increase from approximately $159,000 to $202,000 was also experienced for the three month periods ended December 31, 1994 and 1995. Increased borrowings and higher prime rates led to this increase.

     The remaining decline in other income (expense) was due to a one-time $750,000 payment received during the period ended September 30, 1994 from the Company's former President and Chairman in full settlement of a lawsuit.

American Quality Manufacturing Corporation

     Net sales from AQM for the quarter ended December 31, 1995 contributed approximately $4,434,000 or 82% of the Company's consolidated net sales.
This is compared to AQM's net sales of approximately $4,208,000 (73% of the Company's consolidated net sales for the corresponding period of the prior fiscal year.) AQM's net sales for the six months ended December 31, 1995 and 1994 were approximately $8,881,000 (75% of consolidated net sales) and $8,488,000 (74% of consolidated net sales), respectively. While AQM's net sales have marginally increased by approximately 5% over the corresponding periods of the prior year, the large operating losses experienced in the prior year have been reduced in the current periods. AQM's operating losses approximated $331,000 as compared to operating losses of approximately $434,000 for the second quarters ended December 31, 1995 and 1994, respectively. For the six month period ended December 31, 1995 and 1994, AQM's operating losses approximated $709,000 and $1,574,000, respectively.

     While still generating operating losses, the reduced losses for the quarter ended December 31, 1995 are a result of reductions in AQM's cost of goods sold which improved from approximately 97% of net sales for the three months ended December 31, 1994 to 93% for the three months ended December 31, 1995. Smaller improvements of approximately 1% of net sales were also experienced in selling costs and general and administrative expenses for the quarter ended December 31, 1995.

     For the six month periods ended December 31, 1995 and 1994, the improvements in selling and general and administrative costs were also evident, while cost of goods sold as a percentage of net sales remained consistent with the quarter ended December 31, 1995. However, the major reason for improvements was due to development costs of approximately $412,000 which were incurred in the prior year to position the Company to produce its finished cabinet product line. These costs were not repeated in the current year, and no further such expenditures are anticipated at this time.

                                       8

     While management believes that these improvements are indicative of overall improved performance of the Company, the Company is still generating losses. Beginning at June 30, 1995 management began implementing several actions in order to mitigate future losses from AQM, as follows:
(1) A consolidation of operations into a single operating plant was considered; (2) A full review of all product lines was implemented. As a result of this review, material content of all product lines was analyzed in order to reduce material costs. In addition, based on this review, all unprofitable product lines and customers were discontinued;
(3) Negotiations with alternative lenders are in process. Management anticipates moving the lending relationship with the current lender in order to reduce the segment's interest burden; and (4) The Company will fund operating requirements for AQM, as necessary. Despite management's efforts, however, there can be no assurance that these steps, once fully implemented will significantly improve the financial position of the Company.

     Since year end, the following developments have occurred. Management has begun negotiations with customers to increase selling prices, where required. These price increases are expected to yield over $200,000 in improvements in revenues on an annualized basis. In addition, management expects to reduce material and direct labor costs by purchasing pre-processed doors and face frame components directly from a supplier. Component purchases from this supplier have commenced. In addition, as of December 31, 1995, management has negotiated with creditors to accept shares of the Company's common stock, previously held by the Company's majority stockholder, equivalent to approximately $1,217,000 in satisfaction of AQM's trade debt. The stock which was provided to the Company has been repaid to the majority stockholder with shares of DCT held in the Company's investment portfolio. This action has alleviated much of AQM's immediate cash flow needs, allowing AQM management the time necessary to focus on returning AQM to profitability. There can be no assurance, however, that any of the strategies implemented by management will be effective in returning this segment to profitability.

Tempo Lighting, Inc.

     Tempo Lighting, Inc.'s ("Tempo") net sales provided approximately 13% of the consolidated net sales of the Company for the quarter ended December 31, 1995. This is down significantly from the 21% provided during the corresponding quarter of the prior year. Likewise, for the six months ended December 31, 1995 Tempo's net sales provided approximately 17% of the consolidated net sales of the Company as compared to 21% for the corresponding period of the prior year. When compared to itself, Tempo's sales also declined from approximately $1,224,000 to $721,000 for the three month periods ended December 31, 1994 and 1995 and declined from approximately $2,434,000 to $1,887,000 for the six months ended December 31, 1994 and 1995, respectively. Tempo continues to experience declines in sales from its record sales which were experienced in the prior three fiscal years. Management has implemented increased sales efforts in order to maintain an optimum sales volume, however there can be no assurance that these efforts will produce increased sales or increased operating profits.

     Along with the decline in net sales, the operating profits generated in the prior fiscal periods turned to operating losses of approximately $219,000 for the three months ended December 31, 1995 and $202,000 for the six month period ended December 31, 1995. Management intends to continue its focus on increased sales and will attempt to improve margins, either through price increases or cost reductions. There can be no assurance, however, that management's efforts will improve operating profits.

Capital Resources

     During the six months ended December 31, 1995 the Company invested approximately $49,000 in equipment, primarily at AQM. The funds for these acquisitions were provided from operations. The decreased expenditures in the current period as compared to the corresponding period of the prior year are due to significant prior year fixed asset acquisitions at AQM's Kansas facility and expanded manufacturing capacity at AQM's Arkansas facility. Currently, only necessary upgrades are anticipated at both AQM and Tempo to maintain their competitive positions. These equipment acquisitions are expected to be made with funds provided from operations.

                                       9

Liquidity

     During the six months ended December 31, 1995, the Company used approximately $1,890,000 in cash from operating activities as compared to approximately $2,057,000 used in the corresponding period of the prior year. The overall net use of cash in the six months ended December 31, 1995 is due primarily to the net loss incurred in this period and the payment of certain trade accounts payable and accruals.

     All of the Company's subsidiaries continue to experience demands by customers for longer payment terms. Despite this, and despite the increase in sales, the total accounts receivable balance remained consistent with the balance at June 30, 1995. The Company's overall accounts receivable conversion period (measuring how quickly the Company, on average, collects its accounts receivable) improved from June 30, 1995. The accounts receivable conversion period decreased from 80 days to 63 days for the year ended June 30, 1995 and the six months ended December 31, 1995, respectively. The improvement was due to stepped up collection efforts, primarily at AQM. The decline in the allowance for doubtful accounts from approximately $1,087,000 at June 30, 1995 to approximately $172,000 at December 31, 1995 was due to the write-off of several long-outstanding receivables at the Company's AQM subsidiary which management deemed uncollectible. Despite the demand for longer collection terms, management does not expect any significant detriment toward its short-term liquidity.

     The reduction of accounts payable and accruals is due to the timing of payments close to the end of the sixth month period ended December 31, 1995. Additionally, as discussed above under the results of operations section, the decline in accounts payable and accruals was due to the reduction of AQM's trade debt by utilizing some of the Company's DCT common stock.

     During the six months ended December 31, 1995, the Company's cash needs were met primarily through proceeds from the Company's marketable securities portfolio and through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management expects that the Company will continue to meet all obligations as they come due, and no vendor/supplier problems are expected.

     On September 22, 1995, the Company and AQM entered into an agreement whereby the bank agreed to amend the loan documents and forbear from enforcing its rights and remedies under the loan documents until March 31, 1996. In order to induce the bank to enter into this agreement, the Company pledged 515,000 shares of DCT common stock to the bank. After March 31, 1996, however, the bank will have the right to call the loan. Management expects to be in compliance and/or change the banking relationship, entering into a new debt agreement by the March 31, 1996 date, however there can be no assurance that management will be able to meet this deadline.

Other Comments

     AQM's sales levels generally follow remodeling and other "do-it-yourself" retail markets, which traditionally peak in the winter and spring. Therefore, this segment is subjected to seasonal influences, with the highest level of sales typically realized in the period from January through April.

     The costs of AQM's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure has been relatively modest over the past five years, except for lumber prices, which rose approximately 14% during the fiscal year 1994. However, AQM has generally been able to mitigate the effects of inflation and commodity price fluctuations through sales price increases and cost savings in other areas.

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

                                      10

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

     Mr. Davis has countersued AQM for the aggregate amount of $5,000 alleging, among other things, incomplete compensation during his tenure as an executive officer of AQM. AQM believes that the amounts claimed under this countersuit are not material to the financial statements of AQM. In addition, BWA has filed a lawsuit against AQM and the Company on the basis that AQM allegedly owes APS for wood products purchased by AQM from APS. These purchases were previously recorded as incurred and therefore the effect of this claim is already reflected in AQM's interim financial statements. AQM has ceased purchasing any materials from APS and has secured alternative suppliers which AQM believes will meet its production requirements. Due to the dispute with Mr. Davis, the amount owed to BWA is being held by AQM, at the request of counsel, pending resolution of the lawsuits.

Significant Unconsolidated Equity Investment -- Digital Communications Technology Corporation

     As previously stated, the operations of DCT are not consolidated in the Company's consolidated financial statements as of and for the year ended June 30, 1995 or for the six month period ended December 31, 1995. Since DCT is a significant unconsolidated equity investment, summarized financial statement information is included in the notes to the Company's financial statements. Included below is a summarized discussion regarding DCT for the six months ended December 31, 1995.

     Overall growth in DCT's target markets continued the sales growth experienced during the first quarter ended September 30, 1995 and during the year ended June 30, 1995. Net sales increased approximately 2% from $7,728,000 to $7,896,000 for the three months ended December 31, 1994 and 1995, respectively. Net sales also increased for the six month period ended December 31, 1995 to $13,282,000 from $12,004,000 for the six month period ended December 31, 1994, an 11% increase. Significant sales increases were experienced as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the "retail- sell-through market" resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. The video tapes sold to this market are typically recorded on a narrower band width
(i.e. extended play mode) in order to record more programming on less video tape at a lower cost. DCT's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell-through market, and management has positioned DCT to capitalize on this portion of the video industry.

     Operating profit did not keep pace with the increased sales, declining from approximately $689,000 (8.9% of net sales) to $514,000 (6.5% of net sales) for the three months ended December 31, 1994 and 1995, respectively. A similar decline was experienced for six months ended December 31, 1995. Operating profit for this period declined from approximately $1,096,000 (9.1% of net sales) to $805,000 (6.1% of net sales). The declines in operating profits are due to increases in cost of goods sold and general and operating expenses.

                                      11

     Cost of goods sold, as a percentage of sales, increased to 83% for the six months ended December 31, 1995 as compared to 82% for the six months ended December 31, 1994. The increased cost of goods sold is directly attributable to increased material costs, specifically the cost of the plastic video cassette shells and video tape, which have been increasing in cost faster than DCT's ability to pass the increases to its customers. Management will continue its efforts to pass on the material cost increases to DCT's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases. Management is also exploring alternative sources for its raw materials to reduce material costs and was successful in purchasing lower cost materials at the end of the current quarter.

     An overall increase in general and administrative expenses also contributed to the lower operating profit. As a percentage of net sales, these costs increased from 5.3% to 6.4% for the six month periods ended December 31, 1994 and 1995, respectively. Increases in professional fees over prior year levels and an increase in the allowance for doubtful accounts primarily contributed to this increase.

     Interest expense increased from approximately $300,000 to $380,000 for the six months ended December 31, 1994 and 1995, respectively and from approximately $166,000 to $204,000 for the three months ended December 31, 1994 and 1995, respectively. These increases were due primarily to increased borrowings on DCT's line of credit and increased long-term borrowing over the levels of the prior year as well as margin interest paid in connection with DCT's marketable securities portfolio. In addition, increased interest expense was due to an increase in the bank's prime interest rate, which directly affects DCT's borrowing rates.

     DCT realized income from securities transactions of approximately $72,000 for the three months ended December 31, 1995 as compared to approximately $611,000 for the corresponding period of the prior year. The gains were from investment transactions associated with DCT's marketable securities portfolio. DCT invests funds in quality equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     During June 1995, DCT's management decided to discontinue the operations of Tapes Unlimited, Inc. ("TU"). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to DCT. The effect on net income (loss) of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $95,000 and ($86,000), net of income taxes, for the six months ended December 31, 1995 and 1994, respectively. Although all operations at TU have ceased, certain collection efforts are still conducted by DCT on behalf of TU. These efforts, along with debt forgiveness resulting from settlements with TU creditors, resulted in recoveries which is reflected in the income from discontinued operations for the six months ended December 31, 1995.

                                      12

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


S.O.I. INDUSTRIES, INC.

       /s/ Tim C. Hafer
By:  __________________________________       Date:  February 14, 1996
      Tim C. Hafer, Vice President
       and Chief Financial Officer

PAGE