Form 10KSB/A
period 1995-06-30
SOI INDUSTRIES INC
filed 1996-03-01
CIK 814920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                FORM 10-KSB/A-2
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         FOR THE FISCAL YEAR ENDED JUNE 30, 1995

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 29, 1995 was at least $5,810,000. Revenues for the year ended June 30, 1995 were $23,279,817.

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

RESTATEMENT OF FINANCIAL STATEMENTS

As stated in the footnotes to the consolidated financial statements, the results of operations for the quarters ended September 30, 1994, December 31, 1994, and March 31, 1995 were restated to correct for accounting errors determined in the course of preparation of the Company's year-end financial statements. The errors involved certain adjustments primarily related to the capitalization of display units, inventory adjustments relating to pricing corrections and the related tax effects. These adjustments increase the Company's operating loss for the year ended June 30, 1995 by approximately $967,000 and the Company's net loss for the year ended June 30, 1995 by approximately $1,256,000. Upon consultation with the Company's auditors, accounting personnel have been added and a full review of all inventory costing procedures has been implemented in order to prevent similar errors in future periods.

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
                                                                                           -----------
                                                                                           $ 1,661,942
                                                                                           ===========

       Certain loan agreements require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios. The Company has complied with these provisions.

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

                                            NUMBER OF SHARES
                                           BENEFICIALLY OWNED                        PERCENT
                                           ------------------                        -------
Halter Capital Corporation                      3,784,047(1)                              26%
16910 Dallas Parkway #100
Dallas, Texas 75248

Digital Communications                          3,386,605(2)                           24%
  Technology Corporation
3941 SW 47th Avenue
Ft. Lauderdale, FL 33314

S.O.I. Employee Stock                             722,314                               5%
  Ownership Plan
16910 Dallas Parkway #100
Dallas, Texas 75248

Kevin B. Halter                                 3,884,047(3)(4)                        27%

Sanford M. Whitman                                 12,285                              (7)

Kevin B. Halter, Jr.                            3,884,047(3)(4)                        27%

DeWayne Davis                                     750,000(5)                            5%

Gary C. Evans                                     144,312(6)                           (7)

All directors and officers as a                 4,040,644                              28%
  group (5 persons)

    (1) This number includes 1,842,857 shares HCC has sole voting control over pursuant to agreements with various stockholders. All of the agreements expire in January of 1996. The voting agreements provide that HCC may vote all of the shares at any special or annual meeting of stockholders in any manner it deems necessary.

    (2) The Company owns approximately 47% of the issued and outstanding common stock of DCT.

    (3) Kevin B. Halter and Kevin B. Halter Jr. serve as directors and officers of HCC and as a result may each be deemed to be the beneficial owner of the 3,784,047 shares of Common Stock beneficially owned by HCC. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, they expressly disclaim that they are the beneficial owner, for purposes of Section 16 of the Exchange Act, of any such stock, other than those shares in which they have an economic interest.

    (4) This number includes 100,000 shares of Common Stock which are subject to an option which is currently exercisable.

    (5) This number includes 550,000 shares held by Mr. Davis (a former director and officer of the Company) and 200,000 shares held in a trust for the benefit of his children established on August 1, 1988, with Sharon Davis, wife of Mr. Davis, serving as Trustee.

    (6) This number includes 9,177 shares of Common Stock held by Mr. Evans and 135,135 shares of Common Stock held by Evans Equity L.L.P., in which Mr. Evans is a member.

    (7)  Less than 1%.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

S.O.I. INDUSTRIES, INC.

By:   /s/ Kevin B. Halter
     -----------------------------                        March 1, 1996
     Kevin B. Halter, President