Form 10-K/A
period 1995-06-30
SOI INDUSTRIES INC
filed 1996-03-13
CIK 814920

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC. 20549

                              FORM 10-KSB/A-3
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended June 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from ___________ to ___________

     Commission file number: 1-12572

                          S.O.I. INDUSTRIES, INC.
              (Name of small business issuer in its charter)

        Delaware                               59-2158586
(State or other jurisdiction of         (I.R.S. Employer Id. No.)
incorporation or organization)

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

PAGE

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation paid by the Company to its President for the fiscal years ended June 30, 1995 and 1994. None of the Company's other executive officers and directors received cash or non-cash compensation in excess of $100,000 for the fiscal year ended June 30, 1995.

                                                                     Long Term Compensation
                                                                Awards                 Payouts
                              Annual Compensation
(a)              (b)        (c)       (d)      (e)         (f)          (g)       (h)           (i)
Name                                          Other
and                                           Annual    Restricted
Principal                                     Compen-     Stock       Options/    LTIP       All Other
Position         Year      Salary    Bonus    sation      Awards      SARs(#)    Payouts   Compensation
_______________________________________________________________________________________________________
Kevin B.Halter   1995     $122,749     -         -           -           -          -            -
President        1994<F1> $ 15,000     -         -           -           -          -            -
and Chairman

<F1>  This amount represents compensation received by Mr. Halter in his capacity as Vice Chairman of the Board of Directors from February 1, 1994 through June 30, 1994.

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

PAGE

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

PAGE

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

S.O.I. INDUSTRIES, INC.

      /s/ Kevin B. Halter
By:  _____________________________                March 13, 1996
     Kevin B. Halter, President