Form 10QSB
period 1996-03-31
SOI INDUSTRIES INC
filed 1996-05-15
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

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



- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of the common stock of the registrant on April 30,1996, the latest practicable date, was 1,791,520.

                                TABLE OF CONTENTS

Item                                                                    Numbered
Number                                                                      Page

Part I

         1        Financial Statements . . . . . . . . . . . . . . . . . .     1
         2        Management's Discussion and
                  Analysis of Financial Condition
                    and Results of Operations  . . . . . . . . . . . . . .     9

Part II

         1        Legal Proceedings  . . . . . . . . . . . . . . . . . . .    15

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

         4        Submission of Matters to a Vote of Security
                  Holders . . . . . . . . . . . . . . . . . . . . . . . . .  N/A

         5        Other Information  . . . . . . . . . . . . . . . . . . . . N/A

         6        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . N/A

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                        March 31,
                                                                         1996          June 30,
                                                                      (Unaudited)       1995
                                                                    ------------    ------------
           ASSETS

Current assets:
  Cash and cash equivalents                                        $    264,727    $    203,410
  Restricted cash                                                       500,000         500,000
  Marketable securities                                                     -           923,212
  Accounts receivable, less allowance for doubtful accounts
    of $149,804 at March 31, 1996 and $1,087,262 at
    June 30, 1995                                                     4,225,055       3,666,972
  Inventories                                                         1,841,866       3,152,456
  Prepaid expenses and other current assets                             549,985         632,484
  Deferred income taxes                                                  13,346         179,976
                                                                    ------------    ------------
       Total current assets                                           7,394,979       9,258,510
                                                                    ------------    ------------

Property, plant and equipment, net of
  accumulated depreciation                                            2,131,535       2,837,109
Investment in Digital Communications Technology Corporation           1,360,884       3,027,191
Goodwill, net of accumulated amortization of $336,328 at
  March 31, 1996 and $219,232 at June 30, 1995                        1,987,169       2,104,265
Other assets, net                                                       525,552         356,444
                                                                    ------------    ------------
            Total assets                                           $ 13,400,119    $ 17,583,519
                                                                    ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving lines of credit                                        $  4,434,573    $  4,557,421
  Current maturities of long-term debt and capital lease obligations    287,121         438,420
  Trade accounts payable                                              3,445,357       3,583,438
  Accounts payable, affiliate                                           459,871         601,736
  Accrued liabilities and other current liabilities                     857,698         984,383
                                                                    ------------    ------------
       Total current liabilities                                      9,484,620      10,165,398
                                                                    ------------    ------------

Long-term debt, net of current maturities                               733,509       1,233,615
Capital lease obligations, net of current maturities                    567,740         516,800
Deferred income taxes and other                                         184,725         260,448

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.0002; 20,000,000 shares
     authorized, 1,717,041 and 1,593,182 shares outstanding
     at March 31, 1996 and June 30, 1995, respectively                      342             319
  Additional paid-in capital                                          6,348,166       6,769,560
  Less shares deemed treasury stock; 74,479 and 198,162
     shares at March 31, 1996 and June 30, 1995, respectively           (96,409)       (598,162)
  Accumulated deficit                                                (3,822,574)        (75,291)
  Due from ESOP                                                             -          (355,089)
  Net unrealized holding loss on investment securities                      -          (334,079)
                                                                    ------------    ------------
       Total stockholders' equity                                     2,429,525       5,407,258
                                                                    ------------    ------------

            Total liabilities and stockholders' equity             $ 13,400,119    $ 17,583,519
                                                                    ============    ============



The accompanying notes are an integral part of the consolidated financial statements


                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    For the three months ended          For the nine months ended
                                                                              March 31,                           March 31,
                                                                             ----------                          ----------
                                                                      1996 <F1>       1995 <F2>        1996 <F1>           1995 <F2>
                                                                    (Unaudited)     (Unaudited)      (Unaudited)         (Unaudited)
                                                                    -----------     -----------      -----------         -----------

Net sales                                                          $ 5,529,856     $ 9,851,710      $14,851,565        $ 30,565,029
                                                                    -----------     -----------      -----------         -----------
Costs and expenses:
   Cost of goods sold                                                4,939,324       8,996,462       13,470,697          26,834,822
   Development expenses                                                    -               -                -               412,452
   Selling expenses                                                    323,505         758,427          974,053           2,018,948
   General and administrative expenses                                 743,996         776,100        1,889,329           2,455,724
                                                                    -----------     -----------      -----------         -----------
        Total costs and expenses                                     6,006,825      10,530,989       16,334,079          31,721,946
                                                                    -----------     -----------      -----------         -----------
             Operating loss                                           (476,969)       (679,279)      (1,482,514)         (1,156,917)
                                                                    -----------     -----------      -----------         -----------
Other income (expense):
   Gain (loss) on sales of securities                                      -           120,770         (148,644)          1,703,163
   Gain (loss) on sale of investment in Digital
      Communications Technology Corporation                             82,980             -           (511,426)                -
   Interest expense and other                                         (226,186)       (456,823)        (440,868)         (1,029,877)
                                                                    -----------     -----------      -----------         -----------
                                                                      (143,206)       (336,053)      (1,100,938)            673,286
                                                                    -----------     -----------      -----------         -----------
      Loss from continuing operations before
        provision for income taxes and minority interest              (620,175)     (1,015,332)      (2,583,452)           (483,631)

(Benefit) provision for income taxes                                       -          (197,277)             -               486,228
                                                                    -----------     -----------      -----------         -----------
     Loss from continuing operations before
        minority interest                                             (620,175)       (818,055)      (2,583,452)           (969,859)

   consolidated subsidiary                                                 -          (126,132)             -               278,586
                                                                    -----------     -----------      -----------         -----------
      Loss from continuing operations before
        discontinued operations                                       (620,175)       (691,923)      (2,583,452)         (1,248,445)
                                                                    -----------     -----------      -----------         -----------
Discontinued operations:
   Loss on sale of Tempo Lighting, Inc.                               (900,000)            -           (900,000)                -
   (Loss) income from operations of Tempo Lighting,
      Inc., less applicable income taxes of $0, ($15,500),
      $0, and $12,800, respectively                                    (67,636)        (32,363)        (263,831)             14,026
   Income (loss) from operations of Tapes Unlimited,
     Inc., less applicable income taxes of $8,159
      and ($48,750), respectively                                          -             8,537              -               (77,639)
                                                                    -----------     -----------      -----------         -----------
       Loss from discontinued operations                              (967,636)        (23,826)      (1,163,831)            (63,613)
                                                                    -----------     -----------      -----------         -----------

                  Net loss                                         $(1,587,811)    $  (715,749)     $(3,747,283)       $ (1,312,058)
                                                                    ===========     ===========      ===========         ===========

Weighted average shares of common
   stock outstanding                                                  1,714,419      1,219,147        1,665,750           1,218,573
                                                                    ============    ===========      ===========         ===========

Loss per share:
   Continuing operations                                           $     (0.36)    $     (0.57)     $     (1.55)       $      (1.02)
   Discontinued operations                                               (0.56)          (0.02)           (0.70)              (0.05)
                                                                    -----------     -----------      -----------         -----------
     Net loss                                                      $     (0.92)    $     (0.59)     $     (2.25)       $      (1.07)
                                                                    ===========     ===========      ===========         ===========

<F1> The March 31,  1996  financial  statements  account for the  investment  in
     Digital Communications Technology Corporation using the equity method.

<F2> The March 31,  1995  financial  statements  account for the  investment  in
     Digital Communications Technology Corporation using the consolidation method.

     The accompanying notes are an integral part of the consolidated financial statements
                                       2

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the nine months ended
                                                                                                  March 31,
                                                                                                ------------
                                                                                        1996                   1995
                                                                                     (Unaudited)            (Unaudited)
                                                                                    ------------           ------------
Cash flows from operating activities:
  Net loss                                                                        $  (3,747,283)         $  (1,312,058)
                                                                                    ------------           ------------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                      430,458              1,367,642
     Loss (gain) on sales of marketable securities                                      148,644             (1,703,163)
     Gain on equity investment in Digital Communications Technology Corp.              (200,875)                   -
     Loss on sale of investment in Digital Communications Technology Corp.              511,426                    -
     Loss on discontinued operations                                                  1,163,831                 63,613
     Increase in accounts receivable, net                                              (900,818)              (973,218)
     Increase in inventories                                                           (148,621)            (1,458,029)
     Decrease (increase) in prepaid expenses and other                                  183,541               (467,349)
     Increase in accounts payable                                                        29,683              1,742,301
     (Decrease) increase in accounts payable, related parties                          (141,865)               189,318
     Decrease in accrued liabilities                                                    (74,543)              (903,775)
     Decrease in income taxes payable and deferred taxes                               (237,968               (438,610)
     Increase in minority interest                                                          -                  633,633
     Changes in discontinued operations                                                 415,137                (87,704)
                                                                                    ------------           ------------
       Net cash used in operating activities                                         (2,569,253)            (3,347,399)
                                                                                    ------------           ------------

Cash flows from investing activities:
  Change in marketable securities - available for sale                                1,189,029              1,457,874
  Change in investment in Digital Communications Technology Corporation               1,355,756                    -
  Increase in other assets                                                              (59,960)               (52,595)
  Proceeds from sale of discontinued operations                                         453,436                    -
  Capital expenditures                                                                  (28,481)            (1,780,541)
  Capital expenditures - discontinued operations                                        (24,465)               (32,496)
                                                                                    ------------           ------------
       Net cash provided by (used in) investing activities                            2,885,315               (407,758)
                                                                                    ------------           ------------

Cash flows from financing activities:
  Net long-term (repayments) borrowings                                                (131,897)             1,069,260
  Net short-term borrowings                                                             427,152              2,490,298
  Proceeds from issuance of common stock                                                    -                   12,560
  Net short-term (repayments) borrowings - discontinued operations                     (550,000)               175,000
                                                                                    ------------           ------------
        Net cash (used in) provided by financing activities                            (254,745)             3,747,118
                                                                                    ------------           ------------

Increase (decrease) in cash and cash equivalents                                         61,317                 (8,039)

Cash and cash equivalents at beginning of period:
  Continuing operations                                                                 109,654                778,466
  Discontinued operations                                                                93,756                114,279
                                                                                    ------------           ------------
    Total cash and cash equivalents at beginning of period                              203,410                892,745
                                                                                    ------------           ------------

Cash and cash equivalents at end of period:
  Continuing operations                                                                 264,727                794,331
  Discontinued operations                                                                   -                   90,375
                                                                                    -------------          ------------
    Total cash and cash equivalents at end of period                              $     264,727          $     884,706
                                                                                    =============          ============




     The accompanying notes are an integral part of the consolidated financial statements



                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the nine months ended
                                                              March 31,
                                                            ------------
                                                        1996             1995
                                                     (Unaudited)     (Unaudited)
                                                    ------------    ------------

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                           $ 560,023       $  978,854
                                                    ============    ============

  Income taxes                                       $     -         $  482,324
                                                    ============    ============


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



The accompanying notes are an integral part of the consolidated financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  -------------

1.   Summary of Significant Accounting Policies:
     -------------------------------------------

     The accompanying consolidated financial statements include the accounts of S.O.I. Industries, Inc. and all majority-owned subsidiaries (collectively referred to as the "Company"). The subsidiaries include Omni Doors, Inc. ("Omni") and American Quality Manufacturing Corporation ("AQM"). Significant intercompany accounts and transactions have been eliminated.

     The Company also holds a 17.59% ownership interest in Digital Communications Technology Corporation ("DCT") as of March 31, 1996. At June 30, 1995, this ownership interest was 46.81%. For the periods ended March 31, 1996, the Company accounts for its investment in DCT using the equity method. For the periods ended March 31, 1995, the Company consolidated the accounts of DCT, as its ownership interest in DCT exceeded 50%.

     Effective February 29, 1996, the Company sold 100% of the common stock of Tempo Lighting, Inc. ("Tempo") for a net cash purchase price of $453,436. The operations of Tempo are therefore segregated and presented as discontinued operations on the Consolidated Statements of Operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these unaudited interim financial statements. These financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's annual audited financial statements.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to conform with generally accepted accounting principles. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Stock Split:
     ------------

     On December 15, 1995, the Board of Directors, pursuant to stockholder approval authorized a one-for-eight reverse stock split. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the decrease in number of common shares outstanding.

3.   Inventories:
     ------------

     The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                        March 31,        June 30,
                                         1996             1995
                                      ------------     ------------

        Raw materials              $   1,007,749    $   2,001,257
        Work-in process                  577,094          694,866
        Finished goods                   257,023          456,333
                                      ------------     ------------
                                   $   1,841,866    $   3,152,456
                                      ============     ============

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)
                                 -------------

4.   Property, Plant and Equipment:
     ------------------------------

     Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                March 31,        June 30,
                                                  1996             1995
                                              ------------     ------------

          Land                                               $     20,000
          Buildings and improvements         $   499,316          870,572
          Machinery and equipment              2,373,000        2,919,442
                                              ------------     ------------
                                               2,872,316        3,810,014
          Less: accumulated depreciation         740,781          972,905
                                              ------------     ------------
                                             $ 2,131,535     $  2,837,109
                                              ============     ============

5.   Equity Investment in DCT:
     -------------------------

     Summarized financial statement information for DCT is presented below (unaudited)

                                                   For the three    For the nine
                                                   months ended     months ended
                                                     March 31,        March 31,
                                                       1996             1996
                                                   ------------     ------------

          Net sales                              $    5,929,998   $   19,211,980
          Operating profit                       $      397,135   $    1,202,136
          Income from continuing operations      $      568,611   $    1,087,733
          Net income                             $      348,050   $      761,532
          Earnings per share                     $         0.06   $         0.14

                                                       As of            As of
                                                      March 31,        June 30,
                                                       1996             1995
                                                   ------------     ------------

          Current assets                         $    9,863,098   $   10,406,571
          Total assets                           $   15,366,336   $   16,279,029
          Current liabilities                    $    7,014,866   $    9,159,519
          Total liabilities                      $    7,631,697   $    9,812,055

     During  the  nine  months  ended  March  31,  1996,  the  former   majority
     shareholder of the Company transferred approximately 1,659,000 of the Company's common stock that it previously owned to certain creditors of AQM in settlement of approximately $1,217,000 of the creditors' outstanding claims against AQM. In repayment to the shareholder, the Company transferred approximately 1,622,000 shares of its investment in DCT. The Company's remaining ownership interest in DCT is approximately 1,059,000 or 18% at March 31, 1996.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------


6.   Revolving Line of Credit:
     -------------------------

     AQM has a $6,500,000 line of credit payable to a bank with interest payable on all outstanding cash advances at the bank's prime rate plus 2%. Borrowings under the revolving line of credit are limited to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. At March 31, 1996, AQM has exceeded its borrowing base relating to eligible inventory. On April 26, 1996, AQM and the Company entered into an amended and restated amendment and forbearance agreement with the bank whereby the bank agreed to amend the loan documents and forbear from enforcing its rights and remedies under the loan documents until September 30, 1996. After September 30, 1996, the bank will have the right to call the loan.

     The line of credit is collateralized by substantially all accounts receivable, inventories and all equipment not being used to collateralize other equipment and mortgage notes. The agreement further provides that the Company and its subsidiaries must comply with certain covenants, the most restrictive of which requires a minimum net leverage ratio as defined by the agreement. These lines of credit are guaranteed by the Company and its subsidiaries. The Company has also guaranteed DCT's $5,400,000 line of credit.

     As of March 31, 1996, approximately $4,435,000 has been drawn against AQM's line of credit.

7.   Long-Term Debt:
     ---------------

     Long-term debt is summarized as follows:

                                                      March 31,        June 30,
                                                        1996             1995
                                                    ------------    ------------
     Long-term  debt  consists  of  various
     mortgages  and notes  payable  with
     interest  rates ranging from 8% to
     2 percent over prime.  Monthly  payments
     range from $636 to $20,417 with
     expiration dates ranging from 1996
     through 2000.                              $      989,417   $    1,661,942

     Less: current portion                             255,908          428,327
                                                    ------------    ------------

                                                $      733,509   $    1,233,615
                                                    ============    ============

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

8.   Discontinued Operations:
     ------------------------

     Effective February 29, 1996, the Company sold 100% of the common stock of Tempo for a net cash purchase price of $453,436. A loss of $900,000 was recorded on the sale of Tempo, and is reflected separately on the Consolidated Statement of Operations.

     The results of operations of Tempo have been reported separately as a discontinued operation in the Consolidated Statements of Operations for the three and nine month periods ended March 31, 1996. Prior years consolidated financial statements have been reclassified to conform with the current year presentation.

     Summarized results of operations of the discontinued operations of Tempo for the nine months ended March 31, 1996 and 1995 are as follows:

                                                    March 31,         March 31,
                                                      1996             1995
                                                 ------------       ------------

        Net sales                               $  2,443,017     $    3,550,092

        Operating (loss) income                 $   (222,721)    $      128,921

        Net (loss) income from discontinued
              operation                         $   (263,831)    $       14,026

     The assets and liabilities of Tempo, which have not been reclassified on the consolidated balance sheets are summarized as follows:

                                                       June 30,
                                                         1995
                                                     ------------

        Current assets, principally cash,
           accounts receivable and inventories     $    2,085,263
        Plant, equipment and other                        473,790
                                                     ------------

              Total assets                         $    2,559,053
                                                     ============

        Current liabilities                        $      804,362
        Long-term debt, less current maturities            79,023
                                                     ------------

              Total liabilities                    $      883,385
                                                     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

     During the year ended June 30, 1995, the Company's ownership percentage of Digital Communications Technology Corporation ("DCT") dropped to approximately 47% after the Company sold a portion of its holdings in DCT. Even though the Company still maintains control over the largest block of DCT common stock, consolidation of the operations of DCT is not allowed for investments under 50% stock ownership. Consequently, the Company's ownership of DCT is accounted for under the equity method of accounting and the Company's proportionate ownership interest in the net assets and income of DCT is reflected as a single line item on the Company's consolidated balance sheets and statements of operations as of and for the year ended June 30, 1995 and the period ended March 31, 1996. However, for the periods ended March 31, 1995, the Company's ownership position in DCT exceeded 50%, and therefore the Company's results of operations and cash flows for these periods have been consolidated with the operations of DCT.

     In order to present a balanced and more meaningful discussion of the results of operations of the Company, references to specific line items in the March 31, 1995 statements of operations and cash flows have been adjusted to exclude the consolidating effect of DCT. A separate discussion of the results of operations of DCT is included toward the end of this item. The pro-forma effect of not consolidating the results of operations of DCT for the periods ended March 31, 1995 are summarized below to assist in a more meaningful comparison of results of operations.

Summarized proforma statements of operations, adjusted to exclude the operations of DCT for the periods ended March 31, 1995, compared to summarized statements of operations for the periods ended March 31, 1996, as presented in this Form 10-QSB:



                                           For the three months ended                    For the nine months ended
                                                   March 31,                                     March 31,
                                     --------------------------------------        --------------------------------------
                                           1996                  1995                   1996                   1995
                                       (unaudited)            (unaudited)            (unaudited)           (unaudited)
                                     ----------------       ---------------        ---------------       ----------------
Net sales                       $           5,529,856 $           5,318,290  $          14,851,565  $          14,027,375
Total costs and expenses                    6,006,825             5,873,331             16,334,079             16,155,738
Operating loss                              (476,969)             (555,041)            (1,482,514)            (2,128,363)
Other (expense) income                      (143,206)             (177,559)            (1,100,938)                970,976
Net loss                        $         (1,587,811) $           (715,749)  $         (3,747,283)  $         (1,312,058)
                                     ================       ===============        ===============       ================

Net loss per share              $              (0.92) $              (0.59)  $              (2.25)  $              (1.07)
                                     ================       ===============        ===============       ================



     The Company experienced a net loss of approximately $1,588,000 for the three months ended March 31, 1996. Approximately $968,000 of the consolidated net loss related to discontinued operations and approximately $300,000 of the consolidated net loss was due to an Employee Stock Ownership Plan ("ESOP") contribution made by the Company in connection with the pay off of the related ESOP debt. Additionally, approximately $159,000 of the consolidated net loss related to the net loss from the operations of the Company's American Quality Manufacturing Corporation ("AQM") subsidiary, with the remainder comprised of professional fees, management and officer salaries and general operating expenses of the Company. Total costs and expenses for the three months ended March 31, 1996 increased due to the ESOP contribution mentioned above. Without this one-time charge, total costs and expenses would have been less than the corresponding period of the prior year, despite the increase in net sales during the current period.

     The  Company's  consolidated  net loss for the nine months  ended March 31,
1996 was due, in large part, to the approximate $1,164,000 loss from discontinued operations and AQM's approximate $1,171,000 net loss for the period. ESOP contributions of approximately $375,000, losses on sales of marketable securities and of the Company's investment in DCT of approximately $660,000, and professional fees and general operating expenses of the Company comprised the remaining portion of the consolidated net loss. The losses generated by AQM are discussed more fully on the following page.

     Effective February 29, 1996, the Company sold 100% of the common stock of Tempo Lighting, Inc. ("Tempo") for a total purchase price of $1,046,544, however $593,108 of this amount was required to be used to retire the outstanding debt on Tempo's revolving line of credit agreement to which the Company was a guarantor. The net cash purchase price was therefore $453,436. A loss of $900,000 was recorded on the sale of Tempo, and has been reflected separately on the Consolidated Statements of Operations. Likewise, the historical losses from operations of Tempo have also been segregated and reflected separately in the discontinued operations section of the Consolidated Statements of Operations for all periods presented. The net effect of the discontinued operations of Tempo for the three months ended March 31, 1996 and 1995 is approximately ($968,000) and ($32,000), respectively, and for the nine month periods ended March 31, 1996 and 1995 is approximately ($1,164,000) and $14,026, respectively.

     In connection with the sale of Tempo, the Company agreed to use a portion of the proceeds to retire the debt related to the Company's ESOP plan, approximately $265,000. As the Company made contributions to the ESOP, the debt related to the ESOP was reduced. The receivable due from the ESOP, reflected as a component of stockholders' equity, was also reduced, and an ESOP contribution expense was charged. Therefore, upon retirement of the ESOP debt, a corresponding expense of $265,000 was charged to operations. This expense along with the contributions made prior to the debt payoff, approximately $110,000, was reflected as a component of the Company's consolidated general and administrative expenses for the nine month period ended March 31, 1996.

     The Company also generated an approximate $605,000 loss during the nine month period ended March 31, 1996 upon the disposition of approximately 1,622,000 shares of its investment in DCT. The transfer of DCT stock was effected in order to repay a stockholder of the Company which had previously transferred approximately 1,659,000 of the Company's common stock, that the stockholder had previously owned, to certain creditors of AQM. The outstanding claims by AQM creditors which were satisfied through this transfer approximated $1,217,000. In addition to the disposition of DCT common stock described above, the Company also sold approximately 110,000 shares of its DCT common stock in open market transactions during the nine month period ended March 31, 1996. These sales generated operating cash needed for the Company and its AQM subsidiary, while also providing an approximate $94,000 gain to help offset the loss generated upon the disposition of the 1,622,000 shares of DCT common stock. The Company's remaining ownership position related to DCT at March 31, 1996 is 1,058,536 shares -- approximately 18% of the outstanding common stock of DCT.

     A realized loss of approximately $149,000 was incurred during the nine months ended March 31, 1996, as the Company liquidated its marketable securities portfolio. This is compared to realized gains of approximately $1,703,000 which were realized in the corresponding period of the prior year. The funds generated from the sales of securities were utilized to fund the operations of the Company and its subsidiaries during the nine month period ended March 31, 1996.

     The changes in net sales, costs and expenses and operating losses as summarized in the table on the previous page, are primarily attributable to the operations of AQM. A separate discussion of the operations of AQM is included under a separate heading on the following page.

     Other (expense) income for the nine months ended March 31, 1996 and 1995 changed significantly. Other income for the nine months ended March 31, 1995 was due primarily to a one-time $750,000 payment received during the period ended September 30, 1994 from the Company's former President and Chairman in full settlement of a lawsuit. Interest income along with the Company's allocable portion of DCT's net income comprised the remaining portion of the other income as stated above in the pro forma statement of operations for the nine month period ended March 31, 1995. Other expense for the nine months ended March 31, 1996 was comprised of the losses on sales of marketable securities and the loss on sale of the investment in DCT common stock, as discussed above. The remainder was due primarily to interest expense incurred at AQM.

American Quality Manufacturing Corporation

     Due to the sale of Tempo, AQM's operations comprise an even larger portion of the consolidated operations of the Company than in prior periods. Net sales from AQM for the quarter ended March 31, 1996 contributed approximately $5,433,000 or 98% of the Company's consolidated net sales. This is compared to AQM's net sales of approximately $5,233,000 (98% of the Company's consolidated net sales, adjusted to exclude DCT and the discontinued operations of Tempo), for the corresponding period of the prior fiscal year. AQM's net sales for the nine months ended March 31, 1996 and 1995 were approximately $14,314,000 (96% of consolidated net sales) and $13,721,000 (98% of consolidated net sales), respectively. While AQM's net sales have marginally increased by approximately 4% over the corresponding periods of the prior year, the large operating losses experienced in the prior year have reversed to an operating income in the current period. AQM's operating income approximated $46,000 as compared to an operating loss of approximately $424,000 for the third quarters ended March 31, 1996 and 1995, respectively. For the nine month period ended March 31, 1996 and 1995, AQM's operating losses approximated $663,000 and $2,057,000, respectively.

     The operating income for the quarter ended March 31, 1996 is primarily the result of reductions in AQM's cost of goods sold which improved from approximately 96% of net sales for the three months ended March 31, 1995 to 89% for the three months ended March 31, 1996. The significant improvement is due to price increases that went into effect in January 1996 and the effect of material cost reductions on certain raw materials, as compared with the corresponding period of the prior year.

     Operating losses were reduced for the nine month periods ended March 31, 1996 as compared to the nine months ended March 31, 1995. This was primarily due to improvements in selling and general and administrative costs. As a percentage of net sales, AQM's selling expenses declined from 9.0% to 6.5% for the nine month periods ended March 31, 1995 and 1996, respectively. Likewise, for the same periods, general and administrative expenses declined from 9.2% to 6.1%. The reductions in selling expenses are due to reductions in payroll costs, commissions and other selling costs. Management's efforts to obtain new customers and service these customers through internal sales staff, reducing the reliance on outside sales representatives, led to the decrease in selling expenses. The decline in general and administrative expenses is due primarily to a prior year write-off of accounts receivable of approximately $400,000 which was not necessary in the current year. Another reason for improvements in the operating loss was due to development costs of approximately $412,000 which were incurred in the prior year to position the Company to produce its finished cabinet product line. These costs were not repeated in the current year, and no further such expenditures are anticipated at this time.

     While management believes that these improvements are indicative of overall improved performance of the Company, the Company is still generating net losses. Beginning at June 30, 1995 management began implementing several actions in order to mitigate future losses from AQM, as follows: (1) A consolidation of operations into a single operating plant was considered; (2) A full review of all product lines was implemented. As a result of this review, material content of all product lines was analyzed in order to reduce material costs. In addition, based on this review, all unprofitable product lines and customers were discontinued; (3) Negotiations with alternative lenders are in process. Management anticipates moving the lending relationship with the current lender in order to reduce the segment's interest burden; and (4) The Company will fund operating requirements for AQM, as necessary. Despite management's efforts, however, there can be no assurance that these steps, once fully implemented will significantly improve the financial position of the Company.

     Since year end, the following developments have occurred. Management has negotiated with customers to increase selling prices, where required. These price increases, based on projected sales levels, are expected to yield over $700,000 in improvements in revenues on an annualized basis. In addition, management expects to reduce material and direct labor costs by purchasing pre-processed doors and face frame components directly from a supplier. Component purchases from this supplier have commenced. In addition, from August 1995 to December 1995, management negotiated with creditors to accept shares of the Company's common stock, previously held by the Company's majority stockholder, equivalent to approximately $1,217,000 in satisfaction of AQM's trade debt. The stock which was provided to the Company has been repaid to the majority stockholder with shares of DCT held in the Company's investment portfolio. This action alleviated some of AQM's immediate cash flow needs, allowing AQM management the time necessary to focus on returning AQM to profitability. There can be no assurance, however, that any of the strategies implemented by management will be effective in returning this segment to profitability.

Capital Resources

     During  the  nine  months  ended  March  31,  1996  the  Company   invested
approximately $28,000 in equipment, primarily at AQM. The funds for these acquisitions were provided from operations. The decreased expenditures in the current period as compared to the corresponding period of the prior year are due to significant prior year fixed asset acquisitions at AQM's Kansas facility and expanded manufacturing capacity at AQM's Arkansas facility. Currently, only necessary upgrades are anticipated at AQM to maintain their competitive position. These equipment acquisitions are expected to be made with funds provided from operations.

Liquidity

     During the nine months ended March 31, 1996, the Company used approximately $2,569,000 in cash from operating activities as compared to approximately $3,347,000 used in the corresponding period of the prior year. The overall net use of cash in the nine months ended March 31, 1996 is due primarily to the net loss incurred in this period, an increase in accounts receivable and the payment of certain trade accounts payable and accruals.

     Both of the Company's subsidiaries continue to experience demands by customers for longer payment terms. Because of this and due to increased sales, the total accounts receivable balance increased approximately $901,000 for the nine month period ended March 31, 1996. The Company's overall accounts receivable conversion period (measuring how quickly the Company, on average, collects its accounts receivable) increased from 80 days for the year ended June 30, 1995 to 81 days for the nine months ended March 31, 1996. The increase was primarily due to a delayed payment from a large customer which was subsequently received in May 1996. If this balance was collected before March 31, 1996, accounts receivable would have instead increased approximately $600,000 and the accounts receivable conversion period would have been approximately 76 days. The decline in the allowance for doubtful accounts from approximately $1,087,000 at June 30, 1995 to approximately $150,000 at March 31, 1996 was due to the write-off of several long-outstanding receivables at the Company's AQM subsidiary which management deemed uncollectible. Despite the demand for longer collection terms, management does not expect any significant detriment toward its short-term liquidity.

     The reduction of accounts payable and accruals is due to the timing of payments close to the end of the nine month period ended March 31, 1996. Additionally, as discussed above under the results of operations section, the decline in accounts payable and accruals was due to the reduction of AQM's trade debt by utilizing some of the Company's DCT common stock.

     During the nine months ended March 31, 1996, the Company's cash needs were met primarily through proceeds from the Company's marketable securities portfolio, through proceeds received on the sale of Tempo, through borrowings on AQM's line of credit and through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management expects that the Company will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

     On April 26, 1996, the Company and AQM entered into an agreement whereby the bank agreed to amend the loan documents and forbear from enforcing its rights and remedies under the loan documents until September 30, 1996. In order to induce the bank to enter into this agreement, the Company pledged 515,000 shares of DCT common stock to the bank. After September 30, 1996, however, the bank will have the right to call the loan. Management expects to be in compliance and/or change the banking relationship, entering into a new debt agreement by the September 30, 1996 date. There can be no assurance, however, that management will be able to meet this deadline.

     On May 2, 1996, the Company announced that AQM experienced a severe work disruption at its plant located in Conway, Arkansas. On April 22, 1996, organizers of the Union of Needletrades, Industrial and Textile Employees appeared at the Conway plant handing out leaflets to employees encouraging their support for union representation, and on April 23, 1996 filed a petition with the National Labor Relations Board seeking an election to obtain certification as the collective bargaining representative of production and maintenance employees at the Conway plant. AQM management has informed its Conway plant employees of their rights to oppose or support union representation. Company management believes, however , that a unionized workforce is not in the best interests of either the Company or its employees, and intends to provide full information to allow employees to make a reasoned decision concerning union representation.

     During the week of April 22, 1996, plant production at AQM dropped about 40%. Subsequent to that time, production increased, but remains at sub normal levels. The Conway facility historically provided approximately 70% of AQM's production volume and therefore a continuing work disruption would result in continued operating losses. Management is reviewing all possible alternatives in order to resume full production, including shifting work, where possible, from the Conway facility to another Company facility. There can be no assurance, however that such actions will alleviate the production decline.

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

Significant   Unconsolidated   Equity   Investment  --  Digital   Communications
Technology Corporation

     As previously stated, the operations of DCT are not consolidated in the Company's consolidated financial statements as of and for the year ended June 30, 1995 or for the nine month period ended March 31, 1996. Since DCT is a significant unconsolidated equity investment, summarized financial statement information is included in the notes to the Company's financial statements. Included below is a summarized discussion regarding DCT for the nine months ended March 31, 1996.

     DCT's operating profit improved for both the three month and nine month periods ended March 31, 1996. As a percentage of net sales, operating profit increased slightly from 5.9% to 6.3% for the nine months ended March 31, 1995 and 1996, respectively. This increase is an improvement from the declining operating margins experienced in recent quarters and is primarily due to lower cost of goods sold.

     DCT's cost of goods sold, as a percentage of sales, decreased to 82% for the nine months ended March 31, 1996 as compared to 83% for the nine months ended March 31, 1995. The lower cost of goods sold is attributable to lower material costs, specifically the cost of the plastic video cassette shells, which DCT had acquired during the prior fiscal quarter in anticipation of larger production requirements in the third quarter. The lower cost raw materials were utilized in the current quarter, having a positive effect on cost of goods sold and operating profit. Additionally, a reduction in direct labor costs also contributed to the lower cost of goods sold and positively affected operating margins. Management will continue to closely monitor material costs in order to pass on material cost increases to DCT's customers and will continue its focus on cost containment, especially in labor costs, to ensure more efficiency is obtained and thereby reducing current cost levels even though sales volume increases.

     As a percentage of net sales, general and administrative expenses increased from 6.1% to 7.1% for the nine month periods ended March 31, 1995 and 1996, respectively. Increases in professional fees over prior year levels and an increase in officers and management salaries primarily contributed to this increase. This increase was partially offset by the elimination of management fees previously paid to the Company, which were discontinued in December 1995.

     Interest expense increased from approximately $468,000 to $530,000 for the nine months ended March 31, 1995 and 1996, respectively and decreased from approximately $179,000 to $150,000 for the three months ended March 31, 1995 and 1996, respectively. The year to date increase was due primarily to increased borrowings on DCT's line of credit during the first six months of the fiscal year and due to increased long-term borrowing over the levels of the prior year. Additionally, margin interest paid in connection with DCT's marketable securities portfolio contributed to the increased interest expense. The current quarter decline in interest expense is due to decreased borrowings on DCT's line of credit.

     DCT realized income from securities transactions of approximately $368,000 for the nine months ended March 31, 1996 as compared to approximately $605,000 for the corresponding period of the prior year. The gains were from investment transactions associated with DCT's marketable securities portfolio. DCT invests funds in equity securities through high quality brokers and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with high quality brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal proceedings.

On March 4, 1996, Adrian S. Jacoby, on behalf of the Company, filed a shareholder derivative action against Kevin B. Halter, Kevin B. Halter, Jr., Halter Capital Corporation, Securities Transfer Corporation, Gary C. Evans and James Smith alleging breaches of fiduciary duty, fraud, and violations of state securities laws in their actions as directors of the Company. The plaintiff seeks unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affairs of the defendants. The plaintiff has brought this suit allegedly to vindicate the wrongs done to the Company by the individual defendants and their affiliated companies and any damages which are awarded will be on behalf of, and for the benefit of, the Company and all of its shareholders. The case is entitled Adrian S. Jacoby et al
v. Kevin B. Halter et al, cause no. 96-2169-G, in the 134th Judicial District for the District Court of Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the plaintiff seeks no relief or damages against the Company. As a procedural matter in lawsuits of this type, the Company is named as a nominal defendant. This is done to make the Company a party to the action but the plaintiff seeks no damages from the Company. Therefore, the lawsuit will not have a material impact on the operations or financial condition of the Company.

     All of the defendants have answered the allegations contained in the plaintiffs' petition and there has been little discovery taken by either party. All of the defendants deny all of the allegations contained in the plaintiffs' petition and will vigorously defend this lawsuit. In addition, the defendants have filed a lawsuit against Sanford M. Whitman, the former CFO of the Company, Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., and a countersuit against Richard Abrons and Adrian Jacoby seeking damages in excess of $14 million. Additionally, a motion for contempt and sanctions was filed against Sanford M. Whitman for filing a false verification, and Richard Abrons and Adrian Jacoby for filing false affidavits and disobeying court orders.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


S.O.I. INDUSTRIES, INC.

       /s/ Tim C. Hafer
By:  __________________________________                      Date:  May 15, 1996
      Tim C. Hafer, Vice President
         and Chief Financial Officer