Form 10KSB
period 1996-06-30
SOI INDUSTRIES INC
filed 1996-09-30
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the  transition  period from ___________________ to ___________________

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

                                 (972) 248-1922
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12 (b) of the Exchange Act:

     Title of each class:             Name of exchange on which registered:
        Common Stock                         American Stock Exchange

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 15, 1996 was approximately $1,591,000 (based on the closing price of the registrant's Common Stock on such date). Revenues for the fiscal year ended June 30, 1996 were $623,978.

         As of September 15, 1996, the registrant had issued and outstanding 2,152,949 shares of Common Stock, par value $0.0002 per share.

                                TABLE OF CONTENTS

Item
Number                                                                     Page
- ------                                                                     ----

Part I

    1.  Description of Business                                               1

    2.  Description of Property                                               3

    3.  Legal Proceedings                                                     3

    4.  Submission of Matters to a Vote of Security Holders                   4

Part II

    5.  Market for the Company's Common Stock and Related
        Stockholder Matters                                                   5

    6.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             5

    7.  Index to Financial Statements                                        14

    8.  Changes In and Disagreements with Accountants on Accounting
        and Financial Disclosure                                             15

Part III

    9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                    16

    10. Executive Compensation                                               18

    11. Security Ownership of Certain Beneficial Owners and Management       20

    12. Certain Relationships and Related Transactions                       20

    13. Exhibits and Reports on Form 8-K                                     21

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

    The Company is a diversified management company engaged, through its affiliate and subsidiary, in videotape duplication, and industrial metal door assembly and sales. The affiliate and subsidiary of the Company are Digital Communications Technology Corporation ("DCT"), a Delaware corporation doing business as MagneTech Corporation and Omni Doors, Inc. ("Omni"), a Florida corporation, respectively. The Company's primary business is a holding company, to acquire and operate business operations and provide management expertise to the subsidiaries and affiliates.

    Effective February 29, 1996, the Company sold 100% of the common stock of its former subsidiary, Tempo Lighting, Inc. ("Tempo"), a Delaware corporation to T.I. Inc., a Nevada corporation. The net purchase price for the common stock of Tempo was $453,436 which resulted in a loss on the disposition of Tempo of $900,000.

    On September 10, 1996, with an effective date for accounting purposes of August 31, 1996, the Company sold all of the common stock of American Quality Manufacturing Corporation ("AQM"), a Delaware corporation doing business as American Cabinet, Inc. The sale agreement relieved the Company of the net liabilities of AQM from the consolidated group, and consequently, will result in a gain on the disposition of AQM in the first quarter ending September 30, 1996.

    The Company was incorporated in the State of Florida in 1982 and changed its state of incorporation by means of a merger with a Delaware corporation to the State of Delaware in 1987. The address of the Company's principal executive office is 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248 and its telephone number is (972) 248-1922.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

    The Company owns approximately 17% of the issued and outstanding capital stock of DCT, a publicly-held company whose common stock is listed on the American Stock Exchange.

    Products. DCT is an integrated video communications company which offers video tape duplication and satellite communications services. DCT duplicates a variety of video cassettes, including full-length movies, training, music, sales, sports and educational programs. DCT offers its reproduction services to entertainment companies and a wide range of industrial customers including advertising agencies, direct selling organizations and educational groups throughout the United States, Canada and Latin America. DCT's satellite operation consists of two mobile KU band units which are capable of transmitting live or pre-recorded programming from any location to commercial satellites. DCT's satellite communications customers include local, network and cable television operators primarily in the Southeastern United States.

    Customers. During the year ended June 30, 1996, DCT's largest customer, Madacy Music Group, accounted for approximately 17.6% of its sales. During the year ended June 30, 1995 two of DCT's customers, Madacy Music Group and Atlantic Recording Corporation, accounted for approximately 16.3% and 12% respectively, of its sales.

    Raw Materials and Manufacturing. DCT purchases bulk quantities of videotape ("pancake") and empty video cassettes ("shells") for its reproduction business from several manufacturers at market prices in the United States and the Pacific Rim. The pancake and shells are readily available on the open market. The majority of DCT's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors.

    The equipment utilized in DCT's satellite broadcasting business includes two KU band broadcasting trucks, cameras, generators, telephonic equipment and dual transmitters. DCT purchases its materials and equipment from several major manufacturers and believes that the loss of any of its suppliers or manufacturers would not have an adverse material effect on DCT's business, financial condition and results of operations.

    Properties. DCT duplicates video tapes at two facilities, one located in Ft. Lauderdale, Florida and one located in Indianapolis, Indiana. The Ft. Lauderdale facility, which is made up of two adjacent buildings and covers a total of approximately 24,000 square feet, is a real-time duplication facility with the capacity to duplicate an average of approximately 15,000 videos per day. The Indianapolis facility, which covers approximately 66,000 square feet in adjacent buildings, is a fully automated, state of the art high-speed duplication facility with the capacity to duplicate 100,000 videos per day.

    Competition. DCT's industry is highly competitive. There are other commercial video duplicating and satellite broadcasting companies which compete with DCT and have greater financial resources and sales volume than DCT. DCT depends upon its ability to provide quality services at competitive prices to its customers in order to be competitive.

    Employees.  As of  June  30,  1996,  DCT had a total  of  approximately  200 employees, all of whom are full-time employees. None of the employees are represented by a labor union. The Company believes that DCT has good relations with its employees.

OMNI DOORS, INC.

    The Company owns all of the issued and outstanding common stock of Omni.

    Products. Omni distributes and assembles industrial doors in the South Florida region of the United States. Omni offers its services and products to building contractors constructing such projects as hotels and motels, self storage facilities and other construction projects requiring industrial doors. Once assembled, the doors are either delivered to the construction site or picked up by the contractor at Omni's office/warehouse facility.

    Customers.  No single customer accounts for over 10% of Omni's sales.

    Raw materials. Omni is an authorized distributor for Republic Builders Products ("Republic"), and consequently purchases the majority of its unassembled industrial doors from Republic. These unassembled doors along with other materials are readily available from Omni's suppliers. While Omni's management does not anticipate, and has not experienced, any disruption in its relationship with its primary vendor, any interruption may have a material effect on the financial stability of Omni. Omni's assembly operation does not require specialized equipment. This equipment is readily available from multiple locations and sources.

     Properties. Omni assembles and distributes its industrial doors at its office/warehouse facility located in Pembroke Park, Florida. The facility is leased under an operating lease agreement which expires in 1999. The facility covers approximately 4,800 square feet.

    Competition. Omni's industry is highly competitive. There are other industrial door distributors which compete with Omni and have greater financial resources and sales volume than Omni. Omni depends on its ability to provide quality service at competitive prices to customers in order to be competitive.

    Employees. As of June 30, 1996, Omni had a total of three employees, all of whom are full-time employees. None of the employees are represented by a labor union. The Company believes that Omni has good relations with its employees.

ITEM 2.     DESCRIPTION OF PROPERTY

    Set forth below is certain information with respect to the Company's principal properties. The Company believes that all of these properties are adequately insured, in good condition and suitable for the uses described below.


                                  Approximate Size    Owned/    Lease Expiration
Location           Primary Use     (Square Feet)      Leased          Date
- --------           -----------     -------------      ------          ----

Dallas,            Corporate           10,328 *       Leased    June 2000
Texas              Office
Pembroke Park,     Assembly,            4,800         Leased    February 1999
Florida            Office

*    Shared facilities with three other entities

ITEM 3.     LEGAL PROCEEDINGS

    The Company may from time to time be party to various legal actions arising in the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

    Davis Lawsuit:
    --------------

     On March 17, 1995, the Company announced that it had filed on behalf of itself and its former AQM subsidiary, a lawsuit in the Chancery Court of Faulkner County, Arkansas against DeWayne Davis, the former Chief Executive Officer, Chief Financial Officer and director of AQM. In the lawsuit, the companies charge Mr. Davis with fraud, self-dealing, misappropriation of company assets, misappropriation of trade secrets, breach of fiduciary duty and other causes of action for certain alleged acts committed as a director and officer of AQM and the Company. One of the alleged acts involved the purchase of materials and timber products from American Plywood Sales, Inc. ("APS"), a wholly-owned subsidiary of Builders Warehouse Association, Inc. ("BWA"). (Mr. Davis controlled BWA as a director and major shareholder.) The lawsuit alleges that these purchases were at prices in excess of those that could have been obtained by purchasing materials directly from the suppliers. Additionally, the lawsuit seeks recovery of certain amounts deemed by the Company's management to be unauthorized compensation and executive benefits.

     AQM continues internal discovery to determine the amount of recovery being sought through the litigation. Management has determined, however that no material impact to the historical financial statements will be incurred.
Further, the potential recovery, if any, will be accounted for as a gain contingency under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies;"

therefore no potential benefits will be reflected in the accompanying financial statements until they are realized.

     Mr. Davis has countersued AQM and the Company alleging incomplete compensation during his tenure as an executive officer of AQM. AQM believes that the amounts claimed under this countersuit are not material to the financial statements of AQM. In addition, BWA has filed a lawsuit against AQM and the Company on the basis that AQM allegedly owes APS for wood products purchased by AQM from APS. These purchases were previously recorded as incurred and therefore the effect of this claim is already reflected in AQM's financial statements. AQM has ceased purchasing any materials from APS and has secured alternative suppliers which AQM believes will meet its production requirements. Due to the dispute with Mr. Davis, the amount owed to BWA is being held by AQM, at the request of counsel, pending resolution of the lawsuits.

    Shareholder Derivative Lawsuit:
    -------------------------------

     On March 4, 1996, Adrian Jacoby, allegedly on behalf of the Company, and Richard Abrons, allegedly on behalf of DCT, brought a purported shareholder derivative lawsuit against the Company's Board of Directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith - Halter Capital Corporation and Securities Transfer Corporation. In addition, the Company and DCT have been joined as "nominal defendants." In the lawsuit, the Plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The Plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the Defendants and an accounting of the affairs of the Defendants with respect to their dealings with the Company and DCT. In addition, the Plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and DCT. The Plaintiffs have brought this lawsuit allegedly to vindicate the wrongs that the Plaintiffs claim were done to the Company and DCT by the individual defendants and their affiliated companies, and, if any damages are ultimately awarded to the Plaintiffs, those damages will be awarded on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the Plaintiffs may, however, recover certain attorneys' fees and costs. The case is entitled Adrian S. Jacoby et al
v. Kevin B. Halter et al, cause no. 96-02169-G, and is pending in the 134th Judicial District for the District Court of Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

     All of the Defendants have answered and denied the allegations contained in the Plaintiffs' Petition. A certain amount of discovery has been conducted by both Plaintiffs and Defendants. All of the Defendants deny all the material allegations and claims in the Petition, dispute the Plaintiffs' contention that this is a proper shareholder derivative action, deny that the Plaintiffs have the right to pursue this lawsuit on behalf of the Company and DCT and are vigorously defending the lawsuit. In addition, the Defendants have filed Counterclaims against the Plaintiffs and third party actions against Blake Beckham, attorney at law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack Brown, the former president of DCT, seeking damages in excess of $50 million. In its Counterclaim, the Company has asserted that the filing of this lawsuit and Temporary Restraining Order caused the Company damages. However, the Company does not believe that the lawsuit will have any further material impact on the operations or financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the year ended June 30, 1996.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

    The Common Stock of the Company has been listed on the AMEX since November 19, 1993 under the symbol "SOI." The following table sets forth the high and low sales prices of the Common Stock on the AMEX for the periods indicated, adjusted for a 1 for 8 reverse stock split which occurred on December 15, 1995.

                                             High           Low
                                             ----           ---
Fiscal 1995:
     First Quarter                          $20.50         $13.00
     Second Quarter                         $26.00         $17.00
     Third Quarter                          $24.00         $11.00
     Fourth Quarter                         $14.00         $ 8.00

Fiscal 1996:
     First Quarter                          $10.00         $ 5.50
     Second Quarter                         $ 7.00         $ 1.38
     Third Quarter                          $ 1.38         $ 2.69
     Fourth Quarter                         $ 2.13         $ 0.75

    On September 15, 1996, the closing price of the Common Stock was $1.125 per share. On September 15, 1996, there were 441 stockholders of record of the Common Stock. Additionally, the Company believes there are in excess of 2,200 additional beneficial holders of the Company's Common Stock held in brokerage accounts.

    The Company currently intends to retain all earnings to finance the development and expansion of its operations. The Company does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including but not limited to the Company's results of operations, financial condition, business opportunities and capital requirements. The payment of dividends will also be subject to the requirements of Delaware law.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Overview

    Effective February 29, 1996, the Company sold 100% of the common stock of Tempo for a total purchase price of $1,046,544, however $593,108 of this amount was required to be used to retire the outstanding debt on Tempo's revolving line of credit agreement to which the Company was a guarantor. The net cash purchase price was therefore $453,436. A loss of $900,000 was recorded on the sale of Tempo, and has been reflected separately on the Consolidated Statements of Operations. Likewise, the historical losses from the operations of Tempo have been segregated and reflected separately in the discontinued operations section of the

Consolidated Statements of Operations for all periods presented. The net effect of the discontinued operations of Tempo for the years ended June 30, 1996 and 1995 is approximately ($264,000) and ($153,000), respectively.

    Effective August 31, 1996, the Company sold all the issued and outstanding stock of AQM. Since, at the time of the sale, AQM had liabilities in excess of its assets, the sale of AQM relieved the Company of the net liabilities of AQM upon consolidation. (AQM's total net liabilities -- total liabilities in excess of total assets -- at June 30, 1996 approximated $3,900,000.) In addition, the AQM sale included the release of the Company's guarantees of certain debt of AQM with (1) AQM's primary lending institution; (2) certain key vendors; and (3) the lessor of AQM's principal operating facility in Conway, Arkansas. The sale agreement contains a total guaranty release cap of $5.5 million. The Company retained, however, its contingent guarantee of a $400,000 note between AQM and DCT. As part of the transaction, the Company also forgave approximately $2,300,000 of intercompany debt related to advances made by the Company to AQM and unpaid management fees due from AQM. The losses attributable to the operation of AQM have therefore been segregated under discontinued operations on the statements of operations. Likewise, the net assets and liabilities of AQM have also been segregated on the Company's balance sheet for the year ended June 30, 1996. The loss from discontinued operations of AQM for the years ended June 30, 1996 and 1995 is approximately $3,315,000 and $2,644,000, respectively.

    The Company also generated an approximate $511,000 loss during the year ended June 30, 1996 on the disposition of approximately 1,622,000 shares of its investment in DCT. The transfer of these shares of DCT stock was effected in order to repay a stockholder of the Company which had previously transferred approximately 1,659,000 of the Company's common stock, that the stockholder had previously owned, to certain creditors of AQM. The outstanding claims by AQM creditors which were satisfied through this transfer approximated $1,217,000. In addition to the disposition of DCT common stock described above, the Company also sold approximately 110,000 shares of its DCT common stock in open market transactions during the year ended June 30, 1996. These open market sales generated operating cash needed for the Company and its AQM subsidiary, while also providing an approximate $94,000 gain to help offset the loss generated upon the disposition of the 1,622,000 shares of DCT common stock. The Company's remaining ownership position related to DCT at June 30, 1996 was 1,111,462 shares -- approximately 17.6% of the outstanding common stock of DCT.

Door Distribution Segment

    The Door Distribution segment has previously not been separately reported due to it's immateriality to the Company. However, with the sale of Tempo and AQM, the sales of this segment have become material to the Company's consolidated revenues. The Door Distribution segment consists of the operations of the Company's Omni subsidiary, which was incorporated in July 1985 under the laws of the State of Florida. Omni is a distributor and assembler of industrial doors and frames in the South Florida region of the United States.

    Net sales from this segment approximated $468,000 as compared to approximately $507,000 for the years ended June 30, 1996 and 1995, respectively. The approximate 8% decline in net sales was due to higher construction activity in the prior years in Omni's market area. The South Florida area experienced a significant increase in construction activity in the wake of hurricane Andrew which caused significant property damage prior to fiscal year 1994. This increased demand led to the higher sales in prior years. The net sales of this segment for the year ended June 30, 1994 were approximately $492,000 which are consistent with net sales for the year ended June 30, 1995.

    For the year ended June 30, 1996, this segment generated an operating loss of approximately $11,000 as compared to an operating loss of approximately $4,000 for the year ended June 30, 1995. The difference in operating results is due primarily to an increase in the cost of goods sold during the most recent fiscal year. Gross margins were approximately 2% higher for the year ended June 30, 1995 as compared with the year ended June 30, 1996 due primarily to the higher volume sold in the prior year with the corresponding volume discounts made available by Omni's supplier. Additionally, the product mix sold in the prior years included slightly higher margin doors and frames than in the current year ended June 30, 1996.

    This segment generated operating income of approximately $13,000 for the year ended June 30, 1994. Gross margins were consistent for the years ended June 30, 1995 and 1994. The primary reason for the operating loss incurred during the year ended June 30, 1995 and the operating income during the year ended June 30, 1994 was bad debt expense in fiscal year 1995 in excess of bad debt expense in fiscal year 1994. Omni has revised its credit policies, requiring credit approvals for all new accounts from the corporate office prior to sales to new customers.

Other Operations

    The portion of the Company's net revenues for the year ended June 30, 1996 which were not attributable to Omni were generated through management fees collected from DCT through December 1995, and totaled approximately $180,000. No such fees were charged to DCT subsequent to that date. For the year ended June 30, 1995, management fees charged to DCT and included in the Company's net revenue totaled approximately $171,000. All other management fees charged either to Omni or to the discontinued operations have been eliminated upon consolidation.

      General and administrative expenses increased from approximately $1,092,000 for the year ended June 30, 1995 to approximately $1,372,000 for the year ended June 30, 1996. Approximately $150,000 of the increase in general and administrative expenses were due to increased salaries, wages and related costs over those costs incurred during the year ended June 30, 1995. Additionally, legal and professional fees increased approximately $50,000 largely due to legal costs associated with the shareholder derivative action. The retirement of the Company's ESOP loan caused an increase in the ESOP contribution expense of approximately $63,000. Smaller increases in insurance, shareholder relations expense and utilities contributed to the remaining increase in general and administrative expenses.

     Interest income (expense) and other - net decreased from approximately $728,000 to ($12,000) for the years ended June 30, 1995 and 1996, respectively. This change is due primarily to a one-time $750,000 payment received during the year ended June 30, 1995 from the Company's former President and Chairman, Don Courtney, in full settlement of a lawsuit.

    The Company liquidated its marketable securities portfolio during the year ended June 30, 1996, incurring a loss of approximately $144,000. This is compared to realized gains of approximately $355,000 recognized during the year ended June 30, 1995. The funds generated from the sales of securities were utilized to fund the operations of the Company and its subsidiaries during both years. The loss incurred on sales of some of the Company's investment in DCT stock also contributed to the Company's net loss for the year ended June 30, 1996, and has been discussed earlier.

Discontinued Operations

    As mentioned above, during and subsequent to the year ended June 30, 1996, the Company elected to dispose of the Tempo and AQM subsidiaries. The operations of Tempo, up to the effective disposition date of

February 29, 1996, contributed a net loss of approximately $264,000. Tempo's sales levels continued to decline from the levels of prior years, and efforts to increase sales did not produce the results expected by Tempo management. As continued operating losses could be expected for the foreseeable future, the board of directors and management of the Company elected to sell Tempo, thereby stopping the continued losses incurred by this former subsidiary. Management believes that the loss incurred on the sale of Tempo could be easily offset by the operating losses that would have been incurred if Tempo had been retained through the end of the fiscal year ended June 30, 1996.

     The operating losses of AQM continued during the fourth quarter ended June 30, 1996 and into the first quarter of the new fiscal year ended June 30, 1997, despite the efforts of AQM management to negotiate price increases and reduce selling and general and administrative expenses. The AQM subsidiary had been positioned for a turnaround, posting two months of income in January and February before a work slowdown occurred beginning in April of 1996. This occurred after the Company had advanced over $2,300,000 to AQM in the form of cash, stock and services. On April 22, 1996, organizers of the Union of Needletrades, Industrial and Textile Employees (the "Union") appeared at AQM's Conway, Arkansas plant distributing leaflets to employees encouraging their support for union representation. On April 23, 1996 the Union filed a petition with the National Labor Relations Board seeking an election to obtain certification as the collective bargaining representative of production and maintenance employees at the Conway plant. AQM's employees subsequently elected union representation.

     AQM also experienced a severe work slowdown which led to lower production levels and caused a severe drain on AQM's cash resources which became a major factor in not re-achieving the consistent production levels reached prior to April 1996. The lower production levels contributed to significant operating losses experienced by AQM since April 1996, which exceeded $2,000,000. It became evident that AQM needed an immediate cash infusion to enable it to stabilize its production process and begin a return to profitability. Since the Company was not able to provide further cash advances, the Company's management and board of directors believed that it was in the best interests of the Company's stockholders, the Company, AQM and the employees of AQM to sell the operations to another entity.

CAPITAL RESOURCES

    The Company does not currently have any material commitments for capital expenditures. However, the Company is actively seeking acquisition candidates to include within the consolidated group. Such business acquisitions are expected to be financed through a combination of debt and new stock issuances.

LIQUIDITY

    During the year ended June 30, 1996, the Company's cash flows from operating activities resulted in a net use of cash of approximately $1,963,000. This is compared with net cash used in operating activities of approximately $1,950,000 for the year ended June 30, 1995. The net loss of approximately $5,407,000 for the year ended June 30, 1996 contributed significantly to the overall net use of cash, with the significant portion of the loss resulting from discontinued operations.

    The other items contributing to the net use of cash from operating activities are increases of approximately $858,000 related to an income tax receivable and deferred income taxes. The increases in the deferred tax assets are primarily the result of anticipated future utilization of net operating loss carryforwards and the future deductibility of certain intangible expenses which were capitalized for taxation purposes at their inception.

    One item that offset the uses of cash from operating activities noted above is management fees paid to the Company by DCT, Omni and the discontinued operations. Due to the sale of Tempo and AQM and the resulting decrease in services needed from the Company, all of the funds formerly provided by the discontinued operations will not need to be replaced to provide adequate funding for the Company for the year ending June 30, 1997. The primary sources of funding for the operations of the Company in fiscal year 1997 will be proceeds from the Company's income tax refund which will be invested in the Company's marketable securities portfolio, and proceeds from the marketable securities portfolio. The Company may also sell its investment securities in DCT to provide cash as needed. Additionally, the Company plans to seek out additional business acquisition candidates which will provide supplemental operating cash necessary to fund the Company's overhead requirements.

    Also affecting the cash flow from operating activities are approximately $655,000 in losses recognized on sales of the Company's marketable securities portfolio and sales of the Company's investment securities in DCT. These losses are added back to net income in calculating cash flows from operations, and therefore decrease the cash used in operating activities as presented on the consolidated statements of cash flows.

     In connection with the sale of Tempo, the Company used a portion of the proceeds to retire the debt related to the Company's ESOP plan, approximately $265,000. As the Company made contributions to the ESOP, the debt related to the ESOP was reduced. The receivable due from the ESOP, reflected as a component of stockholders' equity, was also reduced, and an ESOP contribution expense was charged. Therefore, upon retirement of the ESOP debt, a corresponding expense of $265,000 was charged to operations. This expense along with the contributions made prior to the debt payoff, approximately $110,000, was reflected as a component of the Company's consolidated general and administrative expenses for the year ended June 30, 1996. The board of directors voted to terminate the ESOP plan as of July 1, 1996.

     During the year ended June 30, 1996, the Company's cash needs were met primarily through sales of marketable equity securities and sales of the Company's investment securities in DCT. The utilization of credit lines by the discontinued operations and cash from operations funded the operations of the discontinued operations. Additionally, the Company issued approximately 358,000 shares of the Company's Common Stock which was used by AQM to pay AQM's trade debt. Management expects that the Company will continue to meet all obligations as they come due, and no vendor/supplier problems are expected.

OTHER COMMENTS

    The Company's Door Distribution segment's sales levels generally follow the commercial construction markets in South Florida. This segment is therefore subject to economic and other influences affecting the southeastern portion of the United States.

    Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of this pronouncement is not expected to have a material effect on the financial position and results of operations of the Company.

    Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" is effective for transactions entered into in fiscal years that begin after December 15, 1995. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require companies to recognize expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS 123, however the effect of adopting this pronouncement is not expected to have a material effect on the financial position and results of operations of the Company.

SIGNIFICANT UNCONSOLIDATED SUBSIDIARY -- DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION

    The operations of DCT are not consolidated in the Company's consolidated financial statements as of and for the years ended June 30, 1995 and 1996 as the Company's ownership in DCT is less than 50%. However, since DCT is a significant investee corporation, the separate financial statements of DCT are included as part of this Form 10-KSB. Included below is a discussion related to these financial statements.

OVERVIEW

    DCT's sales continued to grow with a 19% increase over the previous year. However, DCT experienced a decline in operating profits from approximately $811,000 to $428,000 for the years ended June 30, 1995 and 1996, respectively. Increased operating costs, primarily related to increased cost of goods sold, caused the lower operating results. These increased operating costs were partially offset by decreases in interest expense and income from the discontinued operations of Tapes Unlimited, Inc. ("TU").

LIQUIDITY

    DCT provided approximately $2,280,000 in cash from operating activities for the year ended June 30, 1996 as compared to approximately $109,000 in cash used by operating activities for the year ended June 30, 1995. The change in DCT's operating cash position is due primarily to the significant decrease in the level of inventory. In addition, net income of approximately $223,000 during the year ended June 30, 1996 contributed to cash as compared to the net loss generated in the year ended June 30, 1995 of approximately $282,000. Other items that affected cash from operating activities for the year ended June 30, 1996 were changes in accounts receivable, accounts payable, and prepaid expenses.

     Overall inventory levels decreased approximately 29% from June 30, 1995 to June 30, 1996. The raw materials component of inventory dropped by 37% while the work-in-process and finished goods components remained relatively consistent. The large decrease in raw materials is due to the focus of management to ensure that the least amount of operating cash is invested in inventory by insisting that shipments of raw materials are made on a just-in-time basis and by minimizing the amount of raw materials purchased. In addition, during the fourth quarter of fiscal year 1996, management decided to sell off an excess accumulation of reworkable inventory in order to provide needed warehouse space and improve operating cash flow in anticipation of peak season demand in the fall. In the past, sufficient profit margins had existed which supported the labor required to rework this product and restore it to its full, salable condition. This decision had a negative impact on operating profits (approximately 3%) since the previous unit costs exceeded the resale market prices.

     The decreased inventory level and the higher net sales contributed to a improved inventory turnover rate that increased from 5.2 times for the year ended June 30, 1995 to 5.9 for the year ended June 30, 1996. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, DCT does not stock significant quantities of finished products, shipping orders immediately upon completion.

     Accounts receivable decreased approximately $76,000 for the year ended June 30, 1996 as compared to an increase of approximately $891,000 for the year ended June 30, 1995. DCT's accounts receivable collection period (measuring how quickly, on average, DCT collects its accounts receivable) decreased from approximately 74 days at June 30, 1995 to approximately 61 days at June 30, 1996. The decrease is due primarily to the write-off of significant accounts in the current year that were previously reserved in the year ended June 30, 1995. The above write-off, improved collection efforts, and the lack of any large delinquent accounts allowed DCT to decrease its allowance for doubtful accounts from approximately $1,065,000 to $414,000 as of June 30, 1995 and 1996, respectively. Despite the improved collection periods, DCT continues to receive competitive pressures from its customers to grant longer payment terms. Management will continue to monitor collections and outstanding accounts receivable to ensure timely collection.

     Accounts payable increased approximately $867,000 for the year ended June 30, 1996 as compared to an increase of approximately $404,000 for the year ended June 30, 1995. The increase is due primarily to the growth in sales volumes that has dictated additional raw material, equipment and supply purchases. In addition, DCT's attempts to minimize the outstanding balance on the revolving line of credit have contributed to the increase.

     Prepaid expenses and other current assets increased approximately $269,000 for the year ended June 30, 1996 as compared to an increase of approximately $314,000 for the year ended June 30, 1995. The increase is primarily related to income tax receivables based on anticipated refunds due to DCT's net taxable loss in the current year.

     Approximately $34,000 was provided by investing activities for the year ended June 30, 1996 as compared to the use of approximately $2,005,000 for the year ended June 30, 1995. The primary sources of funds were an approximate $188,000 decrease in loans receivable from affiliate companies and an approximate $1,120,000 decrease in DCT's marketable securities portfolio. In addition, proceeds from the sale of stock of the Company's Common Stock held by DCT provided approximately $113,000.

     DCT utilized  approximately  $2,215,000 to reduce its  indebtedness  on its credit line agreement during the year ended June 30, 1996 and repaid approximately $778,000 in long term debt. In addition, approximately $79,000 in cash was generated from issuances of common stock in connection with bonuses and other employee compensation. On May 6, 1996 DCT generated $930,000 with the sale of 100,000 shares of Class A convertible preferred stock in a private placement. The Class A convertible preferred stock is convertible into DCT's Common Stock at a 20% discount to the market price at the date of conversion.

     Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received. During the year ended June 30, 1996, DCT's cash needs were met primarily through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

CAPITAL RESOURCES

     DCT invested approximately $1,388,000 in equipment and leasehold improvements for the year ended June 30, 1996. Expenditures during the year consisted primarily of the following: a high speed video duplication system at DCT's Fort Lauderdale facility (subsequently relocated to the Indianapolis facility), and factory upgrades for all 9 high-speed duplicators located in Indianapolis. These upgrade kits increased the output yield of the equipment by 45%. These expenditures were financed through operations and borrowings on DCT's line of credit.

     DCT plans to continue to expand its current operating facilities at both the Indianapolis and Fort Lauderdale facilities in order to continue to meet the volume demands of its sales growth. Included in the planned capital expansion is the acquisition of 482 real-time duplicators in the Fort Lauderdale facility and the purchase of additional tape loading and high-speed automatic packaging equipment at both facilities.

     Subsequent to June 30, 1996, DCT signed a commitment letter with Bank One, N.A. ("Bank") which will provide a credit facility in excess of $9,400,000. This new financing will replace the existing facility with NBD Bank , N.A. and consists of a $5,000,000 revolving line of credit and over $4,400,000 in term loans and a long term lease agreement. The facility has a two year term and includes interest rates at .25% and .50% above the Bank's base rate (closely related to the Bank's prime interest rate). This new facility, along with cash from operations, will be used by DCT to fund the continued expansion of its video duplication and satellite operations.

RESULTS OF OPERATIONS

     Overall growth in DCT's target markets and overall growth in demand for video tapes throughout the industry led to continued sales growth in the current year. Net sales increased approximately 19% from $20,894,000 to $24,807,000 for the years ended June 30, 1995 and 1996, respectively. Significant sales increases, were experienced primarily in DCT's third and fourth fiscal quarters. This sales growth is due to the expansion of DCT's fulfillment services along with expanded orders from existing customers as DCT's reputation for providing quality products has grown. As in the prior fiscal years, management's focus on the retail sell through market has also contributed to the overall sales growth.

     DCT's sales to the retail sell through market focuses on sales of pre-recorded video tapes which are sold at the retail level. The most rapid growth in video tapes sold to this market are those which are recorded on a narrower band width (i.e. extended play mode) which allows more programming to be recorded on less video tape at a lower cost. DCT's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell through market, and through investment in high-speed equipment optimally suited to the production of extended play programming, management has positioned DCT to capitalize on this portion of the video industry. Fulfillment services utilize DCT's ability to prepare packages that include other promotional material and packaging, along with the video tape. After assembly, these packages are then sent to multiple consumer or retail destinations as stipulated by DCT's customers. Management hopes to increase sales in this market segment by continuing to reorganize DCT's facilities and by building a reputation for quality and reliability in the industry.

     Operating profit did not keep pace with the increased sales, declining from approximately $811,000 (3.9% of net sales) to $428,000 (1.7% of net sales) for the years ended June 30, 1995 and 1996, respectively. The decline in operating profit is due to increases in cost of goods sold.

     Cost of goods sold as a percentage of sales increased to 82% for the year ended June 30, 1996 as compared to 77% for the year ended June 30, 1995. The increased cost of goods sold is related primarily to the sale of reworkable inventory in the fourth quarter. Management decided to sell off an excess accumulation of reworkable inventory in order to provide needed warehouse space and improve operating cash flow in anticipation of peak season demand in the fall. In the past, sufficient profit margins had existed which supported the labor required to rework this product and restore it to its full, salable condition. This decision had a negative impact on operating profits (approximately 3%) since previous unit costs exceeded the resale market prices. In addition, pricing pressures in the market have continued to restrict profit margins. Management will continue to focus on cost containment, especially in labor and overhead costs, to ensure more efficiency is obtained and thereby reduce the cost per unit as sales volumes increase. Management is also continuously exploring alternative sources for its raw materials in order to reduce material costs.

     General and administrative expenses decreased slightly for the year ended June 30, 1996. As a percentage of net sales, these expenses decreased from approximately 9% to 7% for the year ended June 30, 1995 and 1996, respectively. This decrease is due primarily to the lack of a large provision for doubtful accounts as experienced in the previous year. In addition, management fees previously paid to SOI were discontinued in December 1995. This significant decrease was offset in the current year by substantial increases in legal and professional expenses and an increase in officers and management salaries. Legal fees were incurred in connection with the shareholder derivative lawsuit (see
Legal Proceedings, Item 3) and other professional fees were incurred in connection with the upgrade of DCT's existing computer system.

     Selling expenses increased in direct proportion to the increase in net sales for the year ended June 30, 1996. As a percentage of net sales, selling costs remained consistent at approximately 4.9% for the years ended June 30, 1995 and 1996.

     Interest expense decreased from approximately $700,000 to $640,000 for the years ended June 30, 1995 and 1996, respectively. This decrease is due to repayments made on DCT's line of credit. The reduction was partially offset by margin interest paid in connection with DCT's marketable securities portfolio.

     DCT realized income from securities transactions of approximately $361,000 for the year ended June 30, 1996 as compared to approximately $513,000 for the year ended June 30, 1995. The gains were from investment transactions associated with DCT's marketable securities portfolio. DCT invests funds in equity securities which are listed primarily on the New York Stock Exchange and on the American Stock Exchange and, by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

     During June 1995, DCT's management decided to discontinue the operations of Tapes Unlimited, Inc. ("TU"). Management believed that the cost of maintaining the TU subsidiary outweighed the benefits provided to DCT. The effect on net income (loss) of the operations of TU is segregated on the face of the income statement as discontinued operations, and totaled approximately $170,000 and ($321,000) for the years ended June 30, 1996 and 1995, respectively. Although the operations of Tapes Unlimited, Inc. have ceased, certain collection efforts, along with debt forgiveness resulting from settlements with TU creditors, have resulted in recoveries which are reflected in the income from continued operations for the year ended June 30, 1996.

OTHER ITEMS

     The costs of DCT's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressures have been relatively modest over the past five years and DCT has generally been able to mitigate the effects of inflation and commodity price cost savings in other areas.

     DCT's sales levels generally follow the retail sell through markets, which typically peak in the fall and early winter months as retail demand and holiday orders are met. DCT has attempted to mitigate this seasonality by increasing sales efforts to lower volume, but higher margin, customers such as those involved with corporate training video duplication and the video rental market. Finally, management intends to focus its marketing efforts toward the mass marketing advertising industry to help mitigate the seasonality of the retail sell through markets. Even by utilizing these techniques, sales levels are still lower in the spring and summer months.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

     Consolidated Financial Statements of the Company (Audited)

     F-1  Independent Auditors' Reports
     F-3  Balance Sheet as of June 30, 1996
     F-4 Statements of Operations for the Years Ended June 30, 1996 and 1995 F-5 Statements of Stockholders' Equity for the Years Ended June 30, 1996 and 1995
     F-7 Statements of Cash Flows for the Years Ended June 30, 1996 and 1995 F-9 Notes to Financial Statements

     Consolidated    Financial   Statements   of   the   Company's   significant
     unconsolidated affiliate - Digital Communications Technology Corporation (Audited)

     F-20 Independent Auditors' Reports
     F-21 Balance Sheets as of June 30, 1996
     F-22 Statements of Operations for the Years Ended June 30, 1996 and 1995 F-23 Statements of Stockholders' Equity for the Years Ended June 30, 1996
          and 1995
     F-24 Statements of Cash Flows for the Years Ended June 30, 1996 and 1995 F-26 Notes to Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
S. O. I. Industries, Inc.

We have audited the accompanying consolidated balance sheet of S. O. I. Industries, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements as of and for the year ended June 30, 1995 were audited by other auditors and they expressed an unqualified opinion in their report dated September 25, 1995. The other auditors have not performed any auditing procedures since that date.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S. O. I. Industries, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years ended June 30, 1996 and 1995, respectively, in conformity with generally accepted accounting principles.

We also audited the reclassifications necessary to present the discontinued operations, described in Note C, which were applied to the 1995 statement of operations. In our opinion, such reclassifications are appropriate and have been properly applied.




/s/ S. W. HATFIELD + ASSOCIATES
- -------------------------------
Dallas, Texas
September 19, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
S.O.I. Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of S.O.I. Industries, Inc. and Subsidiaries for the year ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of S.O.I. Industries, Inc. and Subsidiaries operations and their cash flows for the year then ended June 30, 1995 in conformity with generally accepted accounting principles.




/s/ COOPERS & LYBRAND L.L.P.
- ----------------------------
Dallas, Texas
September 25, 1995

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1996


                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                                            $       36,628
   Accounts receivable
      Trade,  net of allowance for doubtful accounts of approximately $15,500                  71,867
      Other                                                                                       699
   Income tax refund receivable                                                               581,669
   Inventory                                                                                  105,760
   Prepaid expenses and other                                                                     893
   Deferred tax asset, net of valuation allowance of approximately $1,702,820                 617,142
   Net current assets of discontinued operations                                            5,072,860
                                                                                           -----------
      Total current assets                                                                  6,487,518
                                                                                           -----------

Property and equipment, net of accumulated depreciation                                        15,956
                                                                                           -----------

Other assets
   Investment in affiliated company                                                         1,388,078
   Deferred tax asset                                                                          77,214
   Other                                                                                        5,779
   Net other assets of discontinued operations                                              4,181,953
                                                                                           -----------
      Total other assets                                                                    5,653,024
                                                                                           -----------

TOTAL ASSETS                                                                           $   12,156,498
                                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Accounts payable
      Trade                                                                            $       83,102
      Officer                                                                                  16,000
   Other accrued liabilities                                                                   30,949
   Net current liabilities of discontinued operations                                       9,018,638
                                                                                           -----------
      Total current liabilities                                                             9,148,689

Long-term liabilities
   Net other liabilities of discontinued operations                                         1,811,870
                                                                                           -----------
      Total liabilities                                                                    10,960,559
                                                                                           -----------

Commitments and contingencies

Stockholders' equity
   Preferred stock - $0.00001 par value.  10,000,000 shares authorized.
      none issued and outstanding.                                                                 -
   Common stock - $0.0002 par value.  50,000,000 shares authorized.
      2,152,949 shares issued and outstanding.                                                    431
   Additional paid-in capital                                                               6,717,093
   Accumulated deficit                                                                     (5,482,160)
                                                                                           -----------
                                                                                            1,235,364
   Shares deemed to be treasury stock (70,401 shares)                                         (39,425)
                                                                                           -----------
         Total stockholders' equity                                                         1,195,939
                                                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   12,156,498
                                                                                           ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-3




                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years ended June 30, 1996 and 1995


                                                                                        1996            1995
                                                                                    ---------------------------

Net revenues                                                                        $   623,978     $   678,431

Cost of sales                                                                           374,740         396,942
                                                                                    -----------       ----------

Gross profit                                                                            249,238         281,489
                                                                                    -----------       ----------

Operating expenses
   Selling                                                                               49,667          51,889
   General and administrative                                                         1,372,254       1,091,908
   Depreciation                                                                           5,211           3,915
                                                                                    -----------       ----------

      Total operating expenses                                                        1,427,132       1,147,712
                                                                                    -----------       ----------

Loss from operations                                                                 (1,177,894)       (866,223)

Other (expense) income
   Interest (expense) income and other - net                                            (12,414)        290,251
   (Loss) Gain on sale of marketable securities                                        (143,524)        355,348
   (Loss) Gain on sale of securities of affiliated company                             (511,426)        228,728
   Equity in earnings (loss) of affiliated company                                      160,255        (280,407)
                                                                                    -----------       ----------

(Loss) Income from continuing operations before income taxes                         (1,685,003)       (272,303)

Income tax benefit (expense)                                                            756,608         421,738
                                                                                    -----------       ----------

(Loss) Income from continuing operations                                               (928,395)        149,435
                                                                                    -----------       ----------

Discontinued operations, net of income taxes
   Loss from discontinued operations of Tempo Lighting, Inc.,
      net of income tax benefit of $-0- and $51,997, respectively                      (263,832)       (152,771)
   Loss from discontinued operations of American Quality
      Manufacturing Corp., net of income tax benefit of
      $11,769 and $932,061, respectively                                             (3,314,642)     (2,644,315)
   Loss on disposition of Tempo Lighting, Inc.                                         (900,000)             -
                                                                                    -----------       ----------

Loss from discontinued operations                                                    (4,478,474)     (2,797,086)
                                                                                    -----------       ---------

Net Loss                                                                            $(5,406,869)    $(2,647,651)
                                                                                    ===========       =========

(Loss) Earnings per weighted-average
   share of common stock outstanding
      From continuing operations                                                    $     (0.54)    $      0.09
      From discontinued operations                                                        (2.60)          (1.78)
                                                                                    -----------       ---------
      Total loss per share                                                          $     (3.14)         $(1.69)
                                                                                    ===========       =========

Weighted-average number of common shares outstanding                                  1,719,924       1,567,684
                                                                                    ===========       =========

The accompanying notes are an integral part of these consolidated financial statements.





                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended June 30, 1996 and 1995



                                                                                          Shares                    Unrealized
                                                            Additional                  deemed      Due         loss on
                                         Common Stock        paid-in    Accumulated    treasury    from       marketable
                                       Shares      Amount    capital      deficit       stock      ESOP      securities      Total
                                       ------      ------    -------      -------       -----      ----      ----------      -----
Balances at July 1, 1994,
   as originally reported           10,926,670    $ 273    $6,949,677   $3,149,640   $(262,120) $(476,834)  $(874,905)   $8,485,731
Effect of 1 for 8 reverse split    (10,949,378)      -             -            -           -          -           -             -
Rounding                                   176       -             -            -           -          -           -             -
Adjustment for shares deemed
   treasury stock                    1,586,704       39           (39)          -           -          -           -             -
                                    -----------    -----    ---------   -----------  ----------- ----------- ----------  -----------

Balances at July 1, 1994,
   as restated                       1,564,172      312     6,949,638    3,149,640    (262,120)  (476,834)   (874,905)    8,485,731

Shares held by affiliate               225,163       45           (45)          -           -          -           -             -
Exercise of stock options                1,250        1         2,499           -           -          -           -          2,500
Shares issued for services                 935       -         10,060           -           -          -           -         10,060
Dividends of securities                     -        -             -      (577,280)         -          -           -       (577,280)
Adjustment to shares deemed
   to be treasury stock                     -        -        336,042           -     (336,042)        -           -             -
Reduction of amount due
   from ESOP                                -        -             -            -           -     121,745          -        121,745
Affiliate issuance of equity
   securities in excess of
   book value                               -        -         85,316           -           -          -           -         85,316
Change in unrealized holding
   losses on marketable equity
   securities held by affiliate             -        -       (613,989)          -           -          -      613,989            -
Change in unrealized holding
   losses on marketable equity
   securities                               -        -             -            -           -          -      (73,163)      (73,163)
Net loss for the year                       -        -             -    (2,647,651)         -          -           -     (2,647,651)
                                    -----------  ------     --------    -----------  ------------ ---------- -----------   ---------

Balances at June 30, 1995            1,791,520    $ 358    $6,769,521   $  (75,291)  $(598,162) $(355,089)  $(334,079)   $5,407,258
                                    ===========  ======     =========   ===========  ===========  ========== ===========   =========
                                  - Continued -



The accompanying notes are an integral part of these consolidated financial statements.
                                       F-5

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES
       CONTINUED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                       Years ended June 30, 1996 and 1995


                                                                                     Shares                Unrealized
                                                        Additional                   deemed      Due        loss on
                                        Common Stock     paid-in      Accumulated   treasury     from      marketable
                                      Shares    Amount   capital        deficit      stock       ESOP      securities      Total
                                      ------    ------   -------        -------      -----       ----      ----------      -----
Balances at June 30, 1995           1,791,520    $358   $6,769,521   $  (75,291)  $(598,162)  $(355,089)   $(334,079)    $5,407,258

Shares issued for payment
   of subsidiary trade
   accounts payable                   358,304      72      380,699           -           -           -            -         380,771
Shares issued for services              3,125       1        3,718           -           -           -            -           3,719
Adjustment to shares deemed
   to be treasury stock                    -       -      (558,737)          -      558,737          -            -              -
Reduction of amount due
   from ESOP                               -       -            -            -           -      355,089           -         355,089
Affiliate issuance of equity
   securities in excess of
   book value                              -       -       163,494           -           -           -            -         163,494
Change in unrealized holding
   losses on marketable equity
   securities held by affiliate            -       -       (41,602)          -           -           -            -         (41,602)
Change in unrealized holding
   losses on marketable equity
   securities                              -       -             -           -           -           -       334,079        334,079
Net loss for the year                      -       -             -   (5,406,879)         -           -            -      (5,406,869)
                                     ----------   ---   -----------  ---------    ----------  -----------  ----------   -----------

Balances at June 30, 1996           2,152,949    $431    $6,717,093 $(5,482,160)   $(39,425)  $      -     $      -      $1,195,939
                                     ==========   ===   ===========  =========    ==========  ===========  ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-6

                                    S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Years ended June 30, 1996 and 1995


                                                                                     1996            1995
                                                                                 --------------------------
Cash flows from operating activities
   Net loss for the year                                                         $(5,406,869)   $(2,647,651)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Depreciation and amortization                                                    5,211        678,913
      Provision for bad debts                                                             -         588,404
      (Gain) Loss on sale of property and equipment                                      774        (75,714)
      Common stock issued for services                                                 3,719             -
      (Gain) Loss on sale of marketable equity securities                            143,524       (355,348)
      (Gain) Loss on sale of securities of affiliated company                        511,426       (228,728)
      Issuance of affiliate stock in excess of book value                                 -          85,316
      Dividends of securities                                                             -        (577,280)
      Loss on equity investment in discontinued operations                         3,578,474             -
      Loss on disposition of Tempo Lighting, Inc.                                    900,000             -
      Gain on equity investment in affiliate company                                (160,255)       109,348
      Reserve for obsolescence                                                            -         148,676
      Management fees paid in cash by affiliate company
         and discontinued operations                                                 112,478             -
      Change in net assets and liabilities of discontinued operations               (743,184)            -
      (Increase) Decrease in:
         Accounts receivable                                                         (29,291)       278,385
         Inventories                                                                  18,886          2,964
         Income taxes receivable                                                    (581,669)      (525,442)
         Prepaid and other assets                                                      2,827          8,467
         Deferred tax assets-current and noncurrent                                 (265,260)            -
      Increase (Decrease) in:
         Accounts payable                                                            (64,091)     1,327,517
         Other accrued liabilities                                                    21,572       (543,620)
         Payable to officer                                                               -        (132,558)
         Accounts payable to affiliated company                                           -         352,736
         Other long-term liabilities                                                      -          73,855
         Deferred tax liability-noncurrent                                           (11,233)      (517,758)
                                                                                   ---------      ---------
Net cash used in operating activities                                             (1,962,961)    (1,949,518)
                                                                                   ---------      ---------

Cash flows from investing activities
   Proceeds from sales of marketable equity securities                             2,908,307      5,944,869
   Purchase of marketable equity securities                                       (1,794,540)    (5,547,672)
   Proceeds from sales of investment in affiliate company                            212,976        243,275
   Proceeds from sale of subsidiary                                                  453,436             -
   Change in other assets                                                                 -        (207,601)
   Change in loans receivable - related parties                                           -         301,876
   Proceeds from sale of property and equipment                                           -          26,271
   Purchases of property and equipment                                                    -        (605,479)
   Proceeds from insurance settlement                                                     -         192,500
                                                                                  -----------     ----------
Net cash provided by investing activities                                         1,780,179         348,039
                                                                                  -----------     ----------

                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-7

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       Years ended June 30, 1996 and 1995


                                                                                   1996             1995
                                                                                ------------     --------
Cash flows from financing activities
   Principal retirement of long-term debt                                        (355,089)             -
   Proceeds from advances from officer                                             16,000              -
   Proceeds from long-term borrowings - net                                            -          745,304
   Proceeds from revolving lines of credit - net                                       -          482,092
   Proceeds from sale of common stock                                                  -            2,500
   Payment from ESOP                                                              355,089         121,745
   Payments on capital lease obligations                                               -         (107,184)
   Payment of bank overdraft                                                           -         (332,313)
                                                                                  ---------      ---------
Net cash provided by financing activities                                          16,000         912,144
                                                                                  ---------      ---------

INCREASE (DECREASE) IN CASH                                                      (166,782)       (689,335)

Change in cash and cash equivalents at
   beginning of year attributable to
   affiliated company and discontinued operations                                 105,905         625,421
Cash at beginning of year                                                          97,505         267,324
                                                                                  ---------      ---------

Cash at end of year                                                             $  36,628       $ 203,410
                                                                                  =========      =========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                                                 $  11,640       $ 681,090
                                                                                  =========      =========
   Income taxes paid for the period                                             $  (9,703)      $ 522,963
                                                                                  =========      =========

Supplemental disclosure of non-cash
   investing and financing activities
      Common stock of SOI Industries issued to
         retire accounts payable of subsidiary                                  $ 380,771       $      -
                                                                                  =========      =========

      Common stock issued for services and acquisition                          $      -        $  10,060
                                                                                  =========      =========

      Investment securities issued for dividends                                $      -        $ 577,280
                                                                                  =========      =========

      Acquisition of equipment by discontinued
         operations subsidiary on a long-term
         capital lease                                                          $      -        $  58,354
                                                                                  =========      =========



The accompanying notes are an integral part of these consolidated financial statements.
                                       F-8

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

S. O. I. Industries, Inc. (SOI) was incorporated in 1982 under the laws of the State of Florida and merged with a Delaware corporation in 1987 to effectively change its incorporated domicile to Delaware. SOI is a diversified management company owning subsidiaries involved in kitchen and bathroom cabinet manufacturing, lighting fixture manufacturing and door distribution.

Tempo Lighting, Inc. (Tempo), a Delaware corporation, was a wholly-owned subsidiary involved in the manufacture and sale of medium-priced residential and commercial lamps and lighting fixtures through a variety of retail stores and wholesale distributors. SOI sold 100.0% of its interest in Tempo to T. I., Inc., a Nevada corporation, effective February 29, 1996.

American Quality Manufacturing Corporation (AQM), a Delaware corporation, is a wholly-owned subsidiary involved in the manufacture and sale of kitchen and bathroom cabinets to the home construction and remodeling industry principally through home centers and independently owned retailers. SOI sold 100.0% of its interest in AQM to an unrelated third-party during September 1996.

Omni Doors, Inc. (Omni), a Florida corporation is a wholly-owned subsidiary that distributes and assembles industrial doors in the South Florida region of the United States.

Additionally, SOI owns, as of June 30, 1996 and 1995, respectively, approximately 17.58% and 46.81% of the issued and outstanding stock of Digital Communications Technology Corporation (DCT), a publicly owned Delaware corporation. DCT and its subsidiaries are involved in the business of video and audio tape production and duplication and the provision of remote video satellite uplink services for commercial television broadcast networks and station affiliates. The presence of common executive management and board of directors, both at SOI and DCT, provides SOI with the ability to exercise influence over operating and financial policies of DCT even though SOI holds less than 20.0% of the voting common stock of DCT. Therefore, SOI accounts for this investment using the equity method of accounting. As of June 30, 1996, the market value of SOI's holdings in DCT was approximately $1,181,000.

DCT also owns approximately 18.62% of SOI. SOI uses the treasury stock method of accounting for the reciprocal ownership. The shares deemed treasury stock represent the ownership interest SOI has in itself through its investment in DCT. These shares represent approximately 3.27% of the issued and outstanding common stock of SOI.

During Fiscal 1996, SOI, with stockholder approval, effected a one for eight (1 for 8) reverse stock split. All issued and outstanding shares in the accompanying consolidated financial statements have been adjusted to reflect the effect of the reverse split as of the first day of the first period presented.

The accompanying consolidated financial statements include the accounts of S.O.I. Industries, Inc., Tempo Lighting, Inc., American Quality Manufacturing Corporation and Omni Doors, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

Omni's sales levels generally follow the commercial construction markets in South Florida. This segment is therefore subject to economic and other influences affecting the southeastern portion of the United States.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents
     ---------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Accounts receivable and revenue recognition
     -------------------------------------------

     In the normal course of business, Omni extends unsecured credit to virtually all of its customers which are located principally in the South Florida region of the United States. As Omni's products are used principally in real property construction, the Company has the right to file materialman's liens against its customers and/or the respective project to collateralize its accounts receivable where the Company's materials are installed under the pertinent provisions of the Uniform Commercial Code and under the State of Florida laws.

     Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     Revenue is recognized at the time doors are shipped to the Company's customers.

3.   Marketable Securities
     ---------------------

     Marketable securities consist of equity securities and money market funds. Gains or losses on dispositions of marketable securities are based on the difference between the proceeds received and the adjusted carrying amount of the securities sold, using the specific identification method.

4.   Inventory
     ---------

     Inventory consists of purchased doors, related door parts and other supplies and raw materials necessary to assemble commercial doors for resale. These items are carried at the lower of cost or market using the first-in, first-out method.

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5.   Property, plant and equipment
     -----------------------------

     Property and equipment, if any, are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally five (5) to seven (7) years, of the individual assets using the straight-line method.

     Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments which extend the economic life of the respective asset are capitalized. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

6.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 1996 and 1995, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A valuation allowance was provided against deferred tax assets, where applicable.

     The Company's operating results are included in the consolidated income tax return of the Company's Parent. The Company calculates income tax expense or benefits based on the applicable Federal and State income tax rates in effect at the end of each operating year as a payable to or receivable from its Parent company.

7.   Changes in ownership changes in affiliates and/or subsidiaries
     --------------------------------------------------------------

     Issuances of SOI subsidiary or affiliate's common stock that cause changes in SOI's ownership percentage in the subsidiary/affiliate are accounted for as additions to paid-in capital. Additionally, the proportionate changes in DCT's unrealized gains or losses in marketable equity securities, that impact SOI's carrying value of the investment using the equity method, are also recognized as a change to paid-in capital.

8.   Earnings (loss) per share
     -------------------------

     Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period, excluding shares deemed to be treasury stock. Shares owned by SOI's Employee Stock Ownership Plan (Plan) and either allocated to employees or held in trust for future allocation are treated as issued and outstanding for this computation.

9.   Reclassifications
     -----------------

     Certain amounts, principally related to the discontinued operations of Tempo and AQM have been reclassified in the June 30, 1995 financial statements to conform to the current year presentation.

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10.  Accounting Standards not yet adopted
     ------------------------------------

     Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of this pronouncement is not expected to have a material effect on the financial position and results of operations of the Company.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" is effective for transactions entered into in fiscal years that begin after December 15, 1995. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require companies to recognize expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS 123, however the effect of adopting this pronouncement is not expected to have a material effect on the financial position and results of operations of the Company.


NOTE C - DISCONTINUED OPERATIONS

In March 1996, effective as of February 29, 1996, SOI sold 100.0% of the issued and outstanding stock of Tempo Lighting, Inc. to T. I., Inc., a Nevada corporation, for cash of approximately $453,000. The results of operations of Tempo for the year ended June 30, 1995 and for the period through February 29, 1996 are presented separately as a component of discontinued operations in the consolidated statements of operations. Additionally, the loss incurred on the sale of Tempo is also presented separately as a component of discontinued operations.

In September 1996, SOI sold 100.0% of the issued and outstanding stock of American Quality Manufacturing Corporation to a corporate unrelated third party for the assumption of all liabilities of AQM. In addition, the AQM sale included the release of SOI's guarantees of certain debt of AQM with 1) their primary lending institution; 2) certain key vendors; and 3) the lessor of AQM's principal operating facility in Conway Arkansas. The sale agreement contains a total guaranty release cap of $5.5 million. Additionally, SOI retained its contingent guarantee of a $400,000 note between SOI and DCT, a significant affiliate of SOI. The results of operations of AQM for the years ended June 30, 1996 and 1995, respectively, are presented as a component of discontinued operations in the consolidated statements of operations.

Summarized results of operations for Tempo for Fiscal 1996 and 1995 are as follows:

                                                     1996             1995
                                                  ---------        ---------
         Net sales                               $2,443,017       $4,361,700
                                                  =========        =========
         Operating loss                          $ (281,121)      $ (152,884)
                                                  =========        =========
         Loss before income taxes                $ (263,832)      $ (204,768)
         Income tax benefit                              -            51,997
                                                  ---------        ---------
         Loss from discontinued operations       $ (263,832)      $ (152,771)
                                                  =========        =========

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C - DISCONTINUED OPERATIONS - Continued

Summarized results of operations for AQM for Fiscal 1996 and 1995 are as follows:

                                                        1996        1995
                                                    -----------  ----------

  Net sales                                         $21,918,899  $18,410,778
                                                    ===========  ==========
  Operating loss, including management fees         $(2,497,711) $(3,322,045)
                                                    ===========  ==========
  Loss before income taxes                          $(3,326,411) $(3,576,376)
  Income tax benefit                                     11,769      932,061
                                                    -----------  ----------
  Loss from discontinued operations                 $(3,314,642) $(2,644,315)
                                                    ===========  ==========


NOTE D - MARKETABLE SECURITIES

Marketable securities consist of equity securities and money market funds. The securities had an aggregate cost of approximately $1,257,300 at June 30, 1995 and the portfolio contained net unrealized losses of approximately $334,000 at the same date. These items resulted in a net carrying value of approximately $923,300 at June 30, 1995. The entire portfolio was liquidated by June 30, 1996.


NOTE E - INVENTORY

Inventory consists of the following as of June 30, 1996:

         Finished goods and purchased product               $100,934
         Raw materials and supplies                            4,826
                                                             --------
                                                             $105,760
                                                             ========

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 1996:

         Vehicle                               $19,635
         Machinery and equipment                13,034
         Leasehold improvements                  4,193
                                              ----------
                                                36,862
         Accumulated depreciation              (20,906)
                                              ----------
         Net property and equipment            $15,956
                                              ==========

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G - COMMON STOCK TRANSACTIONS

In November 1995, SOI, with prior stockholder approval, effected a one for eight (1 for 8) reverse stock split. All issued and outstanding shares in the accompanying consolidated financial statements have been adjusted to reflect the effect of the reverse split as of the first day of the first period presented.

Additionally, in November 1995, the Board of Directors approved changes to the SOI Articles of Incorporation allowing SOI to issue up to 50,000,000 shares of common stock at $0.0002 par value and authorized the issuance of up to 10,000,000 preferred stock at $0.00001 par value. As of June 30, 1996, no shares of preferred stock have been issued.

In May and June 1996, SOI issued an aggregate of approximately 358,300 shares of common stock to various creditors of AQM in partial settlement of open trade accounts payable. These shares were subsequently sold by the various creditors and the proceeds were credited against amounts owed them by AQM. SOI recorded these shares at the market price received that was reported by the respective creditors.


NOTE H - COMMITMENTS

Omni leases office and warehouse facilities under an operating lease agreement. The lease expires in 1999 and contains an annual lease payment escalation clause whereby the base monthly rental increases by the greater of 6.0% per year or the actual increase in the published consumer price index. Rent expense under this lease agreement for the years ended June 30, 1996 and 1995 was approximately $31,632 and $29,841, respectively.

Aggregate future non-cancelable rental payments under this agreement are as follows:

                           Year ending
                             June 30,          Amount
                             --------          ------
                              1997             $33,500
                              1998              35,500
                              1999              21,600
                                               -------
                             Total             $90,600
                                               =======


NOTE I - EMPLOYEE STOCK OWNERSHIP PLAN

SOI's Employee Stock Ownership Plan (ESOP) provided retirement benefits to substantially all employees of SOI and its subsidiaries. The ESOP is a qualified employee benefit plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There are approximately 90,291 (post-reverse split) shares in the ESOP, which are held by the Employee Stock Ownership Trust (ESOT) for the benefit of the participants. Employees of SOI and DCT began to participate in the ESOP as of January 1, 1992. Payments by SOI to the ESOP for Fiscal 1996 and 1995 were approximately $375,240 and $162,430, including interest.

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE I - EMPLOYEE STOCK OWNERSHIP PLAN - Continued

The ESOT initially purchased the common shares of SOI using the proceeds of a bank loan to SOI. In Fiscal 1994, this loan was refinanced with a bank and was included in long-term debt in prior years. The loan was paid in full in March 1996, concurrent with the sale of Tempo.

The SOI Board of Directors approved the termination of the ESOP effective July 1, 1996 and SOI has applied for determination letter from the Internal Revenue Service approving the termination of the ESOP. Final distribution of all shares held in the ESOT is anticipated to occur prior to June 30, 1997.


NOTE J - RELATED PARTY TRANSACTIONS

During Fiscal 1996 and prior years, SOI made advances to and has made various payments on Omni's behalf. These advances were unsecured, non-interest bearing and repayable upon demand. During Fiscal 1996, SOI "forgave" approximately $172,500 in advances to Omni and reclassified this balance to Omni's contributed capital.

SOI received cash of approximately $58,400 in management fees from Tempo prior to its February 1996 sale and approximately $180,000 in management fees from DCT through December 1995. No other management fees were received from these entities subsequent to the aforementioned dates.

SOI paid approximately $29,000 for the year ended June 30, 1996 to an entity controlled by SOI officers for corporate office facilities rent.


NOTE K - STOCK OPTION PLAN

On March 19, 1988, the SOI Board of Directors adopted the S. O. I. 1988 Employees' Stock Option Plan. As of June 30, 1996, there are approximately 178,125 post-reverse shares reserved for issuance under the plan.

                                                           Exercise price
                                              Options        per share
                                              -------        ---------

         Balance at July 1, 1994               2,500           $2.00
         Exercised during Fiscal 1995         (1,250)             -
                                             --------         --------

         Balance at June 30, 1995              1,250           $2.00
         Exercised during Fiscal 1996             -               -
                                             --------         --------

         Balance at June 30, 1996              1,250           $2.00
                                             ========         ========

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE L - EMPLOYMENT AGREEMENTS

SOI entered into two employment agreements with officers on January 15, 1996. The agreements are for three years each and expire on December 31, 1998. The minimum annual salaries (excluding bonus arrangements) for future years ending June 30 are as follows:
                                 Year ending
                                   June 30         Amount
                                   -------         ------
                                    1997          $180,000
                                    1998           180,000
                                    1999            90,000
                                    ----          --------
                                   Totals         $450,000
                                                  ========


NOTE M - SEGMENT INFORMATION

All information reflected in the accompanying consolidated balance sheet and statement of operations reflect principally the assets, liabilities and
operations  of  Omni,  excluding  the  marketable  securities   portfolio,   the
investment in DCT and the operating effects therefrom. Summarized business segment data for Omni is as follows:
                                                  1996            1995
                                               ----------       --------

         Net sales                              $467,600        $507,400
                                                 =======         =======

         Operating loss                         $(11,200)       $ (4,300)
                                                 =======         =======

         Loss before income taxes               $(12,800)       $ (4,700)
         Income tax benefit                        2,400           1,200
                                                 -------         -------
         Loss from discontinued operations      $(10,400)       $ (3,500)
                                                 =======         =======

         Identifiable assets                    $240,200        $250,800
                                                 =======         =======

         Depreciation and amortization          $  4,900        $  3,200
                                                 =======         =======

         Capital expenditures                   $     -         $ 19,600
                                                 =======         =======


NOTE N - INCOME TAXES

SOI and its wholly-owned subsidiaries file a consolidated Federal Income Tax Return and separate company State Income/Franchise Tax Returns, as appropriate. SOI has cumulative net operating loss carryforwards of approximately $6,500,000, inclusive of amounts related to discontinued operations. Certain of these operating loss carryforwards will be used to increase SOI's basis in discontinued operations and, accordingly, offset any tax gains resulting from such dispositions, as permitted by the Internal Revenue Code. If unused, the net operating losses will begin to expire in 2010.

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE N - INCOME TAXES - Continued

The deferred current and non-current tax asset accounts on the accompanying consolidated balance sheet consist of the following:

                  Current deferred tax asset                $  2,454,764
                    Valuation allowance for
                      current deferred tax asset              (1,837,622)
                  Current deferred tax asset liability                -
                                                            ----------------
                  Net current deferred tax asset            $    617,142
                                                            ================

                  Non-current deferred tax asset            $     77,984
                    Valuation allowance for
                      non-current deferred tax asset                  -
                  Non-current deferred tax liability                (770)
                                                            ----------------
                  Net non-current deferred tax liability    $     77,214
                                                            ================

The current deferred tax asset relates principally to the anticipated future utilization of the net operating loss carryforward. The non-current deferred tax asset results to the anticipated future deductibility of certain SOI intangible expenses which were capitalized for taxation purposes at their inception. The net change in the valuation allowance for the year ended June 30, 1996 was an increase of approximately $1,024,000.

The components of income tax benefit (expense) for the years ended June 30, 1996 and 1995, respectively, are as follows:
                                             1996             1995
                                             ----             ----
                  Federal:
                    Current                $245,124         $357,827
                    Deferred                453,299           17,719
                                            -------          -------
                                            698,423          375,546
                                            -------          -------
                  State:
                    Current                   9,248           39,765
                    Deferred                 48,937            6,427
                                            -------          -------
                                             58,185           46,192
                                            -------          -------
                  Total                    $756,608         $421,738
                                            =======          =======

The Company's income tax (benefit) expense for the years ended June 30, 1996 and 1995, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                           1996         1995
                                                           ----         ----
  Statutory rate applied to loss
    before income taxes                                  (34.0)%       (34.0)%
  Increase (decrease) in income taxes
    resulting from:
     State income taxes                                   (3.4)%       (15.8)%
     Change in valuation allowance                        (2.8)%        (8.9)%
     Other, inclusive of SOI utilization of net
      operating losses of discontinued operations         (4.7)%       (96.2)%
                                                         --------      -------
                  Income tax expense (benefit)           (44.9)%      (154.9)%
                                                         ========      =======

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE N - INCOME TAXES - Continued

Deferred   income  tax  expense   (benefit)  as  of  June  30,  1996  and  1995,
respectively, consists of the following components:
                                                          1996          1995
                                                          ----          ----
     Changes in deferred tax assets
         Effect of future utilization of
              net operating loss carryforwards          $603,796      $     -
         Effect of discontinued operations and
              sale of subsidiary                         (42,171)      (24,146)
     Changes in deferred tax liabilities
         Effect of discontinued operations and
              sale of subsidiary                         (59,389)           -
                                                        ---------      ---------

         Changes in deferred income tax accounts        $502,236      $ (24,146)
                                                        =========      =========


NOTE O - LITIGATION

The Company may from time to time be party to various legal actions arising in the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

On March 17, 1995, the Company announced that it had filed on behalf of itself and its former AQM subsidiary, a lawsuit in the Chancery Court of Faulkner
County, Arkansas against DeWayne Davis, the former Chief Executive Officer, Chief Financial Officer and director of AQM. In the lawsuit, the companies charge Mr. Davis with fraud, self-dealing, misappropriation of company assets, misappropriation of trade secrets, breach of fiduciary duty and other causes of action for certain alleged acts committed as a director and officer of AQM and the Company. One of the alleged acts involved the purchase of materials and timber products from American Plywood Sales, Inc. ("APS"), a wholly-owned subsidiary of Builders Warehouse Association, Inc. ("BWA"). (Mr. Davis controlled BWA as a director and major shareholder.) The lawsuit alleges that these purchases were at prices in excess of those that could have been obtained by purchasing materials directly from the suppliers. Additionally, the lawsuit seeks recovery of certain amounts deemed by the Company's management to be unauthorized compensation and executive benefits. AQM is not seeking any recovery from BWA or APS for amounts paid for materials purchased in the current or preceding fiscal periods.

AQM continues internal discovery to determine the amount of recovery being sought through the litigation. Management has determined, however that no material impact to the historical financial statements will be incurred.
Further, the potential recovery, if any, will be accounted for as a gain contingency under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies"; therefore, no potential benefits will be reflected in the accompanying financial statements until they are realized.

                   S. O. I. INDUSTRIES, INC. AND SUBSIDIARIES

NOTE O - LITIGATION - Continued

Mr. Davis has countersued AQM and the Company alleging incomplete compensation during his tenure as an executive officer of AQM. AQM believes that the amounts claimed under this countersuit are not material to the financial statements of AQM. In addition, BWA has filed a lawsuit against AQM and the Company on the basis that AQM allegedly owes APS for wood products purchased by AQM from APS. These purchases were previously recorded as incurred and therefore the effect of this claim is already reflected in AQM's financial statements, AQM has ceased purchasing any materials from APS and has secured alternative suppliers which AQM believes will meet its production requirements. Due to the dispute with Mr. Davis, the amount owed to BWA is being held by AQM, at the request of counsel, pending resolution of the lawsuits.

On March 4, 1996, Adrian Jacoby, allegedly on behalf of the SOI, and Richard Abrons, allegedly on behalf of DCT, brought a purported shareholder derivative lawsuit against the SOI Board of Directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith, Halter Capital Corporation and Securities Transfer Corporation. In addition, SOI and DCT have been joined as "nominal defendants". In the lawsuit, the Plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The Plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the Defendants and an accounting of the affairs of the Defendants with respect to their dealings with SOI and DCT. In addition, the Plaintiffs have requested a temporary injunction and the appointment of a receiver for SOI and DCT. The Plaintiffs have brought this lawsuit allegedly to vindicate the wrongs that the Plaintiffs claim were done to SOI and DCT by the individual defendants and their affiliated companies, and, if any damages are ultimately awarded to the Plaintiffs, those damages will be awarded on behalf of, and for the benefit of, SOI and all of its shareholders. If they are successful, the Plaintiffs may, however, recover certain attorneys fees and costs. The case is entitled Adrian
S. Jacoby et al v. Kevin B. Halter et al, cause no. 96-02169-G, and is pending in the 134th Judicial District for the District Court of Dallas County, Texas. Even though SOI is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against SOI. In this type of lawsuit, SOI is joined as a procedural matter to make it a party to the lawsuit.

All of the Defendants have answered and denied the allegations contained in the Plaintiffs' Petition. A certain amount of discovery has been conducted by both Plaintiffs and Defendants. All of the Defendants deny all the material allegations and claims in the Petition, dispute the Plaintiffs' contention that this is a proper shareholder derivative action, deny that the Plaintiffs have the right to pursue this lawsuit on behalf of SOI and DCT and are vigorously defending the lawsuit. In addition, the Defendants have filed Counterclaims against the Plaintiffs and third party actions against Blake Beckham, attorney at law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of SOI and Jack Brown, the former president of DCT, seeking damages in excess of $50 million. In its Counterclaim, SOI asserted that the filing of this lawsuit and Temporary Restraining Order caused the Company damages. However, SOI does not believe that the lawsuit will have any further material impact on the operations or financial condition of SOI.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
Digital Communications Technology Corporation
Dallas, Texas:


We have audited the accompanying consolidated balance sheet of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Communications Technology Corporation and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.






/s/ COOPERS & LYBRAND
- ---------------------
COOPERS & LYBRAND L.L.P.
Miami, Florida
August 23, 1996

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1996


                                                      ASSETS                                                  1996

Current assets:
     Cash and cash equivalents                                                                         $       615,037
     Marketable securities                                                                                   1,900,050
     Accounts receivable, net of allowance for doubtful accounts of $414,000                                 3,719,265
     Inventories                                                                                             2,862,911
     Prepaid expenses and other current assets                                                                 614,210
                                                                                                         -------------

     Total current assets                                                                                    9,711,473

Property, plant and equipment, net                                                                           5,469,304
Other assets                                                                                                    81,343
Loans receivable, related parties                                                                              413,369
                                                                                                         -------------

                                                                                                        $   15,675,489
                                                                                                        ==============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Revolving line of credit                                                                           $    1,625,325
     Current portion of long-term debt                                                                         935,127
     Accounts payable                                                                                        3,032,236
     Accrued liabilities                                                                                       362,520
                                                                                                         -------------

                  Total current liabilities                                                                  5,955,208
                                                                                                             ---------

Long-term debt, less current portion                                                                         1,666,063
                                                                                                             ---------

Deferred tax liability                                                                                         157,216
                                                                                                               -------

Commitments (Notes 8 and 14)


Shareholders' Equity:

     Series A convertible preferred stock, 10,000,000 shares of $.0001 par value per share authorized; 100,000 shares issued and
         outstanding, $1,000,000 liquidation preference                                                             10
     Common stock, 25,000,000 shares of $.0002 par value per share authorized; 6,332,116 shares issued, 6,125,162 shares
          outstanding                                                                                            1,266
     Additional paid-in capital                                                                              8,479,318
     Retained earnings                                                                                       1,030,152
     Investment in S.O.I. Industries, Inc.                                                                 (1,084,983)
     Net unrealized holding loss on securities                                                               (528,761)
                                                                                                         -------------
                  Total shareholders' equity                                                                 7,897,002
                                                                                                         -------------

                                                                                                         $  15,675,489
                                                                                                         =============



The accompanying notes are an integral part of these financial statements


DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
for the years ended June 30, 1996 and 1995


                                                                                        1996                 1995



Net sales                                                                          $  24,807,244        $   20,894,025
                                                                                   --------------         -------------
Costs and expenses:
     Cost of goods sold (exclusive of depreciation)                                   20,272,614            16,094,788
     Selling expenses                                                                  1,215,082             1,040,280
     General and administrative expenses                                               1,733,482             1,793,171
     Depreciation and amortization                                                     1,157,917             1,154,880
                                                                                   --------------        --------------

Total costs and expenses                                                              24,379,095            20,083,119
                                                                                   --------------        --------------

Operating income                                                                         428,149               810,906

Interest expense                                                                        (639,517)             (700,251)
Realized gain on sales of marketable securities                                          360,512               512,971
Other income                                                                              51,166               142,208
                                                                                   --------------        --------------

     Income from continuing operations before provision for
         income taxes                                                                    200,310               765,834
Provision for income taxes                                                               109,003               283,167
                                                                                   --------------        --------------

Income from continuing operations                                                         91,307               482,667

Discontinued operations (Note 16):
     Income (loss) from discontinued operations, net of related
         income taxes                                                                    131,737              (321,140)
     Loss on disposal of discontinued operations, net of related
         income taxes                                                                          0              (443,400)
                                                                                   --------------        --------------

Net Income (loss)                                                               $        223,044      $       (281,873)
                                                                                   ==============        ==============


Weighted average shares of common stock outstanding                                    5,553,415              5,264,773
                                                                                   ================      ==============

Net (loss) income per common share:
     Income from continuing operations                                          $          0.02       $           0.09
     Income (loss) from discontinued operations                                            0.02                  (0.06)
     Loss on disposal of discontinued operations                                              0                  (0.08)
                                                                                   --------------         -------------

Net income (loss) per common share                                              $          0.04       $          (0.05)
                                                                                   ==============         =============



The accompanying notes are an integral part of these financial statements




DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996 and 1995

                        Preferred  Stock         Common Stock        Additional                    Investment        Net Unrealized
                                                                      Paid-In         Retained      in S.O.I.         Holding Loss
                         Shares    Amount      Shares      Amount     Capital         Earnings     Industries, Inc.   on Securities
                         ------     ------      ------      ------     -------         --------     ----------------  -------------



Balance, June 30, 1994,
as restated                0      $  0        5,790,557   $ 1,158   $  6,297,697    $  2,315,369    $  (1,170,787)    $   (517,238)



Purchase of S.O.I.
Industries, Inc. shares    0         0                0         0              0               0          (27,371)               0



Excess over book value of
amounts paid for shares of
S.O.I. Industries, Inc.    0         0                0         0              0        (322,629)               0                0

Exercise of options        0         0          142,705        28        179,377               0                0                0



Shares issued              0         0           27,926         6        89,988                0                0                0



Net depreciation of
securities                 0         0                0         0              0               0                0          (96,751)



Net loss                   0         0                0         0              0        (281,873)               0                0
                 -------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995     0      $  0        5,961,188  $  1,192      6,567,062   $   1,710,867   $   (1,198,158)    $   (613,989)


Exercise of options        0         0           57,500        12         60,613               0                0                0

5% Stock dividend          0         0          301,253        60        903,699        (903,759)               0                0

Sale of preferred
stock                100,000        10                0         0        929,990               0                0                0

Shares Issued              0         0           12,175         2         17,954               0                0                0

Sale of S.O.I.
Industries, Inc.
shares                     0         0               0           0             0               0          113,175                0

Net appreciation of
securities                 0         0               0           0             0               0                0           85,228

Net income                 0         0               0           0             0         223,044                0                0
                 -------------------------------------------------------------------------------------------------------------------

Balance,
June 30, 1996        100,000     $  10       6,332,116        1,266    8,479,318       1,030,152       (1,084,983)    $   (528,761)
                 ===================================================================================================================


The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the years ended June 30, 1996 and 1995

                                                                                 1996                    1995

Cash flows from operating activities:
     Net income (loss)                                                    $     223,044           $      (281,873)
                                                                           ------------            ---------------

Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization (including $74,068
     in 1995 from discontinued operations)                                    1,157,917                  1,228,948
     Gain on sale of marketable securities                                     (360,512)                  (512,971)
     Loss on sale of property, plant and equipment                                    0                    106,272
     (Recovery) provision for bad debts                                        (651,133)                   745,776
     Loss on disposal of subsidiary                                                   0                    530,637
     Increase (decrease) deferred tax liability                                 148,824                    (87,282)
     Decrease (increase) in accounts receivable                                  75,557                   (890,666)
     Decrease (increase) in inventories                                       1,195,382                   (842,355)
     Increase in prepaid expenses and other assets                             (269,084)                  (313,772)
     Increase in other assets                                                   (50,185)                   (13,798)
     Increase in accounts payable                                               866,511                    404,154
     (Decrease) in accrued liabilities                                          (55,856)                   (12,904)
     (Decrease) in income taxes payable                                              (0)                  (169,077)
                                                                           ---------------          ---------------

         Net cash provided by (used in) operating activities                  2,280,465                   (108,911)
                                                                           -------------            ---------------

Cash flows from investing activities:
     Change in marketable securities                                          1,120,316                  (99,343)
     Acquisition of property, plant and equipment                            (1,387,657)               (1,226,568)
     Proceeds from sales of property, plant and equipment                             0                    24,000
     Net repayments (advances) to affiliates                                    188,367                  (352,736)
     Sale (purchase) of S.O. I. Industries, Inc. shares                         113,175                  (350,000)
                                                                        ---------------            ---------------

         Net cash provided by (used in) investing activities                     34,201                (2,004,647)
                                                                       ----------------             --------------

The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued for the years ended June 30, 1996 and 1995


                                                                                 1996                      1995
Cash flows from financing activities:
     Borrowings from bank                                          $                 0           $        838,932
     Repayment to bank                                                        (778,372)                  (625,790)
     (Repayments) proceeds from revolving lines of credit, net              (2,214,675)                 1,290,433
     Proceeds from sale of preferred stock                                     930,000                          0
     Proceeds from issuance of common stock                                     78,581                    269,399
                                                                        ---------------               -------------

Net cash (used in) provided by financing activities
                                                                            (1,984,466)                 1,772,974
                                                                          -------------                -----------

Net increase (decrease) in cash and cash equivalents                           330,200                    (340,584)

Cash and cash equivalents, beginning of year                                    284,837                    625,421
                                                                        ---------------            ---------------

Cash and cash equivalents, end of year                                 $        615,037           $        284,837
                                                                        ===============            ===============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
              Interest                                                 $        691,677           $        686,559
                                                                        ===============            ===============
              Income taxes                                             $        252,243           $        380,247
                                                                        ===============            ===============

The accompanying notes are an integral part of these financial statements

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.       Organization:

     On April 29, 1994, the shareholders of MagneTech Corporation approved a resolution to change the name of the Company to Digital Communications Technology Corporation (the "Company"). The Company was incorporated on November 12, 1987, under the laws of the State of Delaware, as a wholly-owned subsidiary of S.O.I. Industries, Inc. ("S.O.I"). As of June 30, 1996, S.O.I. owned approximately 18% of the Company.

         The Company is an integrated video communications company which offers video tape duplication and satellite communications services. Sales for the years ended June 30, 1996 and 1995 were generated from video tape duplicating at the Fort Lauderdale and Indianapolis facilities, as well as satellite broadcasting.

         The Company duplicates a variety of video cassettes, including full-length movies, training, music, promotional, sports and educational programs. The Company offers its reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups. These customers are located throughout the United States, Canada, and Latin America. Raw materials, primarily videotape ("pancake") and empty video cassettes ("shells") are purchased from several manufacturers at market prices in the United States and the Pacific Rim. The tape and video cassettes are readily available on the open market. The majority of the Company's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors.

         The Company's satellite operation consists of two mobile KU band units which are capable of transmitting live or pre-recorded programming from any location to commercial satellites. DCT's satellite communications customers include local, network and cable television operators, primarily in the Southeastern United States. The equipment utilized in the Company's satellite broadcasting business includes the two KU band broadcasting trucks, cameras, generators, telephonic equipment and dual transmitters. The Company purchases its materials and equipment from several major manufacturers.

          The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. In addition, the Company from time to time experiences increases in the costs of materials and labor, as well as other manufacturing and operating expenses. The Company's ability to pass along such increased costs through increased prices has been difficult due to competitive pressures. The Company attempts to minimize any effects of inflation on its operations by controlling these costs.


2.       Summary of Significant Accounting Policies:

         Principles of Consolidation

         The accompanying consolidated financial statements for the years ended June 30, 1996 and 1995 include the accounts of Digital Communications Technology Corporation, (D/B/A MagneTech Corporation) and its wholly-owned subsidiaries, Tapes Unlimited, Inc. and DCT - Internet Corporation. The operations of Tapes Unlimited, Inc. were discontinued on June 9, 1995. All significant intercompany transactions have been eliminated.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



2.       Summary of Significant Accounting Policies, Continued:

         Management's Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Marketable Securities

         The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

         Under SFAS 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

                  Held to Maturity - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

                  Trading Securities - bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

                  Available for Sale - not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of shareholders' equity.

         Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $2,428,811 as of June 30, 1996. The gross unrealized holding losses as of June 30, 1996 were $533,701, and the gross unrealized holding gains were $4,940. All of the Company's securities are classified as available for sale securities.

         Gains or losses on dispositions of securities are based on the net difference of the proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.


         Investment S.O.I.

          The market value of the Company's investment in S.O.I. Industries, Inc. is less than the carrying value (cost) of such investment by approximately $600,000 at June 30, 1996. Management does not believe that this investment has been permanently impaired. Subsequesnt to June 30, 1996, the market vaule has increased by approximately $360,000.

         Inventories are valued at the lower of cost (weighted average) or market value.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



2.       Summary of Significant Accounting Policies, Continued:

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 30 years. Costs of repairs and maintenance are charged to operating expense as incurred; improvements and betterments are capitalized; when items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income.

         Income Taxes

         The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the time period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

         Revenue Recognition

         Revenues are recognized when a product is shipped or a service is performed.

         Net Income (Loss) Per Common Share

         The net income (loss) per common share has been calculated using the weighted average shares outstanding during each year. Such weighted average shares have been reduced by the number of treasury shares owned by the Company through its investment in S.O.I. The number of treasury shares owned were approximately 207,000 and 659,400 at June 30, 1996 and 1995, respectively.

         Change in Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of this pronouncement is not expected to have a material impact on the financial position and results of operations of the Company.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" is effective for transactions entered into in fiscal years that begin after December 15, 1995. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require companies to recognize expense for grants of stock, stock options and other equity.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



2.       Summary of Significant Accounting Policies, Continued:

         instruments to employees based on fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not been determined.

         Reclassifications

         Certain amounts reflected in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.



3.       Inventory:

         Inventories consist of the following at June 30:

                                            1996                      1995



         Raw materials               $    1,891,393            $    3,008,167
         Work-in-process                    769,254                   885,976
         Finished goods
                                            202,264                   164,150
                                      -------------              -------------

                                    $     2,862,911             $   4,058,293
                                      =============              =============



4.       Property, Plant and Equipment:

         Property, plant and equipment consists of the following:


         Land                                              $         73,000
         Buildings and improvements                                 333,040
         Machinery and equipment                                  8,779,665
         Leasehold improvements                                     213,663
         Furniture and fixtures                                     145,050
         Transportation equipment                                   369,030
         Computer equipment                                         319,122
                                                               -------------

                                                                  10,232,570
         Less accumulated depreciation                            (4,763,266)

         Net property, plant and equipment                   $     5,469,304
                                                               =============


     Depreciation expense was $1,157,917 and $1,189,449 for the years ended June 30, 1996 and 1995, respectively.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



5.       Related Party Transactions:

         Loans Receivable

         These amounts represent advances to affiliates and are due on demand. Advances are non-interest bearing.

         Management Fees

         The Company paid to S.O.I. $180,000 and $340,800 for administrative services for the years ended June 30, 1996 and 1995, respectively. Management fees payable to S.O.I were terminated December 31, 1995.

         Employee Stock Ownership Plan

         The Company  participates  in S.O.I.'s  Employee  Stock  Ownership Plan
         (ESOP). This Plan provides retirement benefits to substantially all employees. The ESOP is a qualified employee benefits plan exempt from taxation under the Internal Revenue Code of 1986, as amended. There are 90,291 shares of S.O.I common stock in the ESOP.

         Effective July 1, 1996, the Board of Directors of S.O.I voted to terminate the ESOP. The ESOP stock will therefore be distributed to employees of SOI, DCT, and Tempo Lighting, Inc. who were eligible to participate in the ESOP after a final allocation and accounting of the ESOP is conducted.




6.     Revolving Lines of Credit:

     The Company has a revolving line of credit agreement for aggregate borrowings of up to $4,000,000. Interest is payable on all outstanding cash advances at the bank's prime lending rate plus 3/8% (8.625% at June 30, 1996). Any unpaid principal and accrued interest is due on demand, but no later than August 1996. The line of credit is collateralized by accounts receivable, inventory and equipment. The terms of the agreement require, among other provisions, that the Company comply with requirements for maintaining certain cash flow and other financial ratios and restricts the payment of cash dividends. As of June 30, 1996, $1,625,000 has been drawn upon the line of credit.

     Average short-term borrowings under this revolving credit agreement were $3,699,194, at an average interest rate of 8.87%.

     Subsequent to June 30, 1996 the Company signed a commitment letter, subject to certain conditions, with Bank One, N.A. ("Bank") which would provide a new credit facility to replace the existing facility with NBD Bank, N.A.. The financing consists of a revolving line of credit, term loans and a long term lease agreement. Under the revolving line of credit, borrowings can be made up to $5,000,000 based upon collateral values as determined under the agreement. The term loans consist of a $2,500,000 secured term loan and a capital expenditure term loan facility for up to $1,250,000, based upon 80% of the acquisition costs of new machinery and equipment. The long term lease agreement is collateralized with new equipment in excess of $700,000. All of the above agreements are collateralized by accounts receivable, inventory and equipment. The facility has a two year term and includes interest rates at .25% and .50% above the Bank's base rate (closely related to the Bank's prime interest rate).

                                      F-30

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



7.       Long-Term Debt:

         Long-term debt as of June 30, 1996 consists of the following:
                  Loan  payable  to a bank in  monthly  installments  of  $3,198
                  including   interest   at   8.75%,    maturing   April   2007;
                  collateralized
                  by real estate.                                                                 $        269,899

                  Loan payable to a bank in monthly  principal  installments  of
                  $7,440  plus  interest  at prime  plus 1%  (9.25%  at June 30,
                  1996),   maturing  June  1997;   collateralized   by  accounts
                  receivable,   inventory,  and  equipment.  The  terms  of  the
                  agreement  require,  among other provisions,  that the Company comply with
                   requirements for maintaining certain cash flow and other
                  financial ratios.                                                                        297,619


                  Loans  payable  to a bank in monthly  installments  of $18,868 plus  interest  at prime  plus 1/4%  (8.5% at June 30,  1996), maturing  through  June 2000;  collateralized  by the accounts
                  receivables,   inventory  and  equipment.  The  terms  of  the
                  agreement  require,  among other provisions,  that the Company comply with requirements for maintaining certain cash flow and
                  other financial ratios.                                                                  813,810

                  Loan payable to a bank in monthly installments of $29,000 plus interest at prime plus 1/4% (8.5% at June 30, 1996),  maturing
                  December  1998;   collateralized   by  accounts   receivables,
                  inventory,  and equipment. The terms of the agreement require,
                  among  other   provisions,   that  the  Company   comply  with
                  requirements for
                  maintaining certain cash flow and other financial ratios.                                847,125

                  Loan  payable  to a bank in  monthly  installments  of  $6,149 including interest at 7.63%, maturing January 2003;
                  collateralized by machinery and equipment; guaranteed by S.O.I.                          372,737
                                                                                                   ----------------


                                                                                                         2,601,190

                  Less current portion                                                                    (935,127)
                                                                                                   -----------------

                                                                                                  $      1,666,063
                                                                                                   ================


         The contractual maturities on long-term debt are as follows:

         Years ending June 30,
         ---------------------

                  1997                                 $          935,127

                  1998                                            641,786

                  1999                                            450,262

                  2000                                            212,633

                  2001                                             83,854

                  Thereafter                                      277,528
                                                         ----------------

                                                         $      2,601,190
                                                         ================

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



8.       Commitments:

          The Company leases its office facilities under operating leases expiring through May 1999. The leases provide for increases based on real estate taxes and operating expenses. The Company also leases facilities and equipment on a month-to-month basis.

         Aggregate future minimum rental payments under the above leases are as follows:

         Year ending June 30,
         --------------------

                  1997                                $           306,127

                  1998                                            297,852

                  1999                                            273,031

                                                          ---------------
                                                       $          877,010
                                                          ===============


          Rent expense under the above leases for the years ended June 30, 1996 and 1995 was $414,075 and $412,568, respectively.



9.       Preferred Stock:

          On May 6, 1996 the Company sold 100,000 shares of Class A Convertible Preferred Stock ("Preferred Stock") in a private placement. The Preferred Stock is convertible into Common Stock at the discretion of the holder at the lesser of (i) 20% discount on the previous five day average closing bid at conversion, or (ii) previous five day average closing bid price at closing. The holder may convert up to 20% of the Preferred Stock every 30 days beginning June 15. The Preferred Stock is convertible for a term of three years, and accrues dividends at a rate of 7% per annum (dividends are rescinded if the shares are converted in the first year). The holders of the preferred shares do not have any voting rights. As of June 30, 1996 no shares of Preferred Stock were converted.

          Through September 1996, 20,000 shares of Series A Preferred Stock had been converted, pursuant to their original terms, into 133,494 shares of Common Stock at an average per share conversion price of $ 1.57. The terms of the Preferred Stock which provided for a lower conversion price than the quoted market price of the Common Stock at the time of conversion resulted in an aggregate difference of approximately $ 7,825 related to the shares converted through September 1996. Such terms take into account a number of factors affecting value, including the ability to market a significant number of shares of the underlying common stock which were negotiated at the time of the issuance of the Preferred Stock. Accordingly, management believes that the value of shares issued should be recorded at the carrying amount of the Preferred Stock converted. If such treatment is ultimately determined to be inappropriate, all or a portion of the difference could be accounted for as a Preferred Stock dividend which although would not impact the Company's statements of operations or total shareholders' equity, would adversely impact the Company's earnings per share calculations in periods of conversions. If these shares had been converted at the beginning of fiscal year 1996, the net income per share would have been $ 0.04.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



10.      Sales to Major Customers:

         During the year ended June 30, 1996, one customer accounted for approximately 17.6% of the Company's sales. During the year ended June 30, 1995, two customers accounted for approximately 28% of the Company's sales.



11.      Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent other information available to management as of June 30, 1996. Such amounts have not been comprehensively reviewed or updated since that date and, therefore may not represent current estimates of fair value. The fair value of debt has been estimated using discounted cash flow models incorporating discount rates based on current market interest rates for similar types of instruments. At June 30, 1996, the difference between the fair value and the carrying value of debt instruments was not material.



12.      Stock Option Plan:

         On January 22, 1990, the Board of Directors adopted the MagneTech Corporation 1990 Employees' Stock Option Plan. As of June 30, 1996, there were 9,370 shares reserved for future issuance at exercise prices which range from $1.00 to $3.44 per share.

        There was no compensation expense as of June 30, 1996 and June 30, 1995. The following is a summary of all option transactions:

                                             Shares                 Option Price

          Outstanding July 1, 1994           244,375              $1.00 - $1.50
          Granted                             35,000              $2.25 - $3.44
          Exercised                         (141,250)             $1.00 - $1.50
          Canceled                           (15,000)                 $1.50
                                      ---------------           ----------------

          Outstanding June 30, 1995          123,125              $1.00 - $3.44
          Granted                            204,500              $1.00 - $1.50
          Exercised                          (57,500              $1.00 - $2.25
                                      ---------------           ----------------

          Outstanding  June 30, 1996         270,125              $1.00 - $3.44
                                      ===============           ================

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATON AND SUBSIDIARIES
Notes to Consolidated Financial Statement, Continued



13.      Income Taxes:

         The provision for income taxes is as follows:


                                           1996                      1995

        Current:
        Federal                 $           23,784            $      294,762
        State                               21,109                    76,724
                                       --------------           --------------

                                            44,893                  371,486
                                       --------------           --------------

        Deferred:
        Federal                             54,395                   (70,077)
        State                                9,715                   (18,242)
                                       --------------            --------------

                                            64,110                   (88,319)
                                       --------------            --------------



                                    $       109,003           $      283,167
                                       ==============            ==============


         Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes are as follows:

                                                1996                     1995





        Tax at federal statutory rate            34.0%                    34.0 %

        State income tax - net of federal
        benefit                                   5.5%                     8.8 %

                  Other                          15.0%                    (4.9)%
                                           -----------               -----------

                                                 54.4%                     37.9%
                                           ===========               ===========

         The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                                       1996

        Assets:

       Allowance for doubtful accounts                                 163,596
       Investments - unrealized holding losses                         208,861
       Loss and credit carryforwards                                   185,816
       Reserve for inventory obsolesence                                 7,900
                                                                       -------
                                                                       566,173

       Liabilities:
       Property and equipment - depreciation                          (507,322)
       Deferred state tax benefit                                       (7,206)

   Net asset                                                            51,645

   Less:  Valuation allowance                                         (208,861)
                                                                      --------
   Deferred tax liability                                           $ (157,216)
                                                                      ========

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARIES
Note to Consolidated Financial Statements, Continued




14.      Employment Agreements:

         The Company has entered into employment agreements with four of its officers. The agreements range for terms of two to three years and contain certain bonus provisions. The minimum annual salaries (excluding bonus arrangements) for the years ending June 30, are as follows:

                  1997                                   $          478,000
                  1998                                              345,500
                  1999                                              191,700
                                                            ---------------
                                                          $       1,015,200
                                                            ===============




15.      Concentration of Credit Risk:

          Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments, and trade receivables. The Company places substantially all its cash with major financial institutions, and by policy, limits the amount of credit exposure to any one financial institution. The balances, at times, may exceed federally insured limits. At June 30, 1996, the Company exceeded the insured limit by approximately $388,600. At June 30, 1996 two equity investments accounted for approximately 67% of total investments. Approximately 41% of the Company's accounts receivable, before allowances, was due from three customers at June 30, 1996.



16.      Discontinued Operations:

         In June 1995, the Company discontinued the operations of Tapes Unlimited, Inc. ("Tapes"). The results of operations of Tapes have been reported separately as a discontinued operation in the Consolidated Statements of Operations. Prior years consolidated financial statements have been reclassified to conform with the current year presentation.

         Summarized results of operations of the discontinued operations of Tapes for 1996 and 1995 are as follows:


                                                1996                  1995



Net sales                                   $         0          $    2,658,516
                                             ==========           =============

Operating income (loss)                     $         0          $       37,926
                                             ==========           =============

Loss before income taxes                    $   230,511          $     (561,924)

Income tax benefit                               98,774                (240,784)
                                             ----------           -------------

Gain (loss) from discontinued operation     $   131,737          $     (321,140)
                                             ==========           =============

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



16.      Discontinued Operations, Continued:



         In connection with the shutdown of operations of Tapes, the Company recorded a charge of $443,400, net of tax of $87,237, to write-off the goodwill recorded in connection with the acquisition of tapes.

         The assets and liabilities of Tapes, which have not been reclassified on the consolidated balance sheets, are as follows:

                                                        1996            1995



 Current assets, principally cash, accounts
  receivable and inventories                        $  16,649     $    133,790


 Plant and equipment                                       -             3,839
                                                    ----------    --------------


 Total assets                                       $  16,649     $    137,629
                                                    ==========    ==============


 Accounts payable and accrued liabilities, net
  of amounts due to the Company of $100,967
  in 1996 and $40,700 in 1996                      $   71,856     $    423,114
                                                    ----------    --------------

 Total liabilities                                  $  71,856     $    423,114
                                                    ==========    ==============


17.      Litigation:

         The Company may from time to time be party to various legal actions arising during the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

         On March 4, 1996, Richard Abrons, allegedly on behalf of the Company, and Adrian Jacoby, allegedly on behalf of an affiliate company, S.O.I. Industries, Inc. ("SOI"), brought a purported shareholder derivative lawsuit against the Company's board of directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith - Halter Capital Corporation and Securities Transfer Corporation. In addition, the Company and SOI have been joined as "nominal defendants." In the lawsuit, the Plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The Plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affairs of the Defendants with respect to their dealings with the Company and SOI. In addition, the Plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and SOI. The Plaintiffs have brought this lawsuit allegedly to vindicate the wrongs that the Plaintiffs claim were done to the Company and SOI by the individual defendants and their affiliated companies, and if any damages are ultimately awarded to the Plaintiffs, those damages will be on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the Plaintiffs may recover certain attorney's fees and costs. This case is entitled Richard Abrons et al v. Kevin B. Halter et al, Cause no. 96-02169-G, in the 134th Judicial District, Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

17.      Litigation, Continued:

         All of the Defendants have answered and denied the allegations contained in the Plaintiffs' Petition. A certain amount of discovery has been conducted by both Plaintiffs and Defendants. All of the Defendants deny all of the material allegations and claims in the Petition, dispute the Plaintiffs' contention that it is a proper shareholder derivative action, deny that the Plaintiffs have the right to pursue this lawsuit on behalf of the Company and SOI and are vigorously defending the lawsuit. In addition, the defendants have filed Counterclaims against the Plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack Brown, the former president of the Company, seeking damages in excess of $50 million. In its Counterclaim, the Company has asserted that the filing of this lawsuit and Temporary Restraining Order caused the Company damages. However, the Company does not believe that the lawsuit will have any further material impact on the operations or financial condition of the Company.



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

     The Company engaged the accounting firm of Coopers & Lybrand L.L.P. as independent auditors for the Company, effective as of December 6, 1994. The engagement of Coopers & Lybrand L.L.P. was approved by the Company's board of directors. During the fiscal years ended June 30, 1993 and 1994 and the interim period subsequent to June 30, 1994 and prior to December 6, 1994, there were no consultations with Coopers & Lybrand L.L.P. on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

     The accounting firm of Coopers & Lybrand L.L.P., the independent auditors of the Company, was dismissed effective as of August 14, 1996. During the fiscal years ended June 30, 1995 and 1996 and the interim period subsequent to June 30, 1996, there have been no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Coopers & Lybrand L.L.P.'s report on the financial statements for the fiscal year ended June 30, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company engaged the accounting firm of S.W. Hatfield + Associates as independent auditors for the Company, effective as of August 14, 1996. The engagement of S.W. Hatfield + Associates was approved by the Company's board of directors. During the fiscal years ended June 30, 1995 and 1996 and the interim period subsequent to June 30, 1996 and prior to August 14, 1996, there were no consultations with S.W. Hatfield + Associates on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth certain information about the executive officers and directors of the Company.

NAME                          AGE                   POSITION
- ----                          ---                   --------

Kevin B. Halter               60         President, Chief Executive Officer and
                                         Chairman of the Board
Kevin B. Halter, Jr.          35         Vice President, Secretary and Director
Gary C. Evans                 39         Director
James Smith                   59         Director
Tim C. Hafer                  34         Vice President, Chief Financial Officer

Set forth below is a description of the backgrounds of the executive officers and directors of the Company.

     Kevin B. Halter has served as President, Chief Executive Officer and Chairman of the Board of the Company since June 28, 1994. Mr. Halter also served as Vice Chairman of the Board of the Company from January 1994 to June 28, 1994. Mr. Halter has served as Chairman of the Board of DCT since June 28, 1994 and as Vice Chairman of the Board of DCT from February 1994 to June 1994. Mr. Halter also served as Chief Executive Officer of DCT from June 1994 to May 1996. Mr. Halter served as Chairman of the Board of Directors of AQM until September 1996. In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation ("HCC"), a privately-held investment and consulting company, since 1987. From 1987 until October 1992, Mr. Halter was a director and officer of Halter Venture Corporation, a publicly-held company then based in Dallas, Texas. Mr. Halter is the father of Kevin B. Halter, Jr.

     Kevin B. Halter, Jr. has served as Vice President, Secretary and director of the Company and DCT since January 1994. Mr. Halter has also served as Secretary and director of AQM from February 1994 to September 1996. He is also the President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter is also Vice President and Secretary of HCC. Kevin B. Halter, Jr. is the son of Kevin B. Halter.

     Gary C. Evans currently serves as a director of the Company. Mr. Evans has served as President and Chief Executive Officer of Magnum Petroleum, Inc., a publicly-held company listed on the American Stock Exchange, since July of 1995. Mr. Evans has served as Chairman of the Board, President and Chief Executive Officer of Hunter Resources, Inc. (formerly Intramerican Corporation) since September 1992, prior to it being acquired by Magnum Petroleum, Inc. Mr. Evans also served as President, Chief Operating Officer and director of Hunter Resources, Inc. from December 1990 to September 1992. He was President and Chief Executive Officer of Sunbelt Energy, Inc. (the predecessor to Hunter Resources, Inc.) and its subsidiaries from 1985 to December 1990. Mr. Evans is President and Chief Executive Officer of Gruy Petroleum Management Co., Magnum Hunter Production, Inc. and Hunter Gas Gathering, Inc., wholly-owned subsidiaries of Magnum Petroleum, Inc. Mr. Evans was Vice President and Manager of the Southwestern region of the Energy division of Mercantile Bank of Canada for four years prior to forming Sunbelt Energy, Inc.

     James Smith has served as a director of the Company since March 1995. Mr. Smith has served as President of Pension Analysis Bureau, Inc., a consulting firm specializing in the administration of company retirement and profit sharing plans, since 1993. Mr. Smith also served as Vice President of Pension Analysis Bureau, Inc. from 1988 to 1992.

     Tim C. Hafer has served as Vice President and Chief Financial Officer of the Company since January 4, 1996. Mr. Hafer served as the Company's Vice-President of Finance from February 1, 1994 through January 3, 1996 and was responsible for financial reporting for the Company. In addition, since March of 1993, Mr. Hafer serves as the Chief Financial Officer of Halter Capital Corporation, a privately-held consulting company. Prior to his work at Halter Capital Corporation, Mr. Hafer was a general practice manager with Coopers & Lybrand L.L.P. in Dallas, Texas from August 1985 to March 1993, responsible for the audits of several public and private companies. Mr. Hafer holds a M.S. and B.S. in accounting from the University of North Texas and is a licensed CPA.

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

     The Company is currently involved in litigation with a former officer and director of the Company and AQM. See Item 3, "Legal Proceedings."

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based solely on the review of Form's 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), the following individuals failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during the period from the date that the Company's Common Stock was registered under
Section 12 of the Securities Exchange Act of 1934, as amended to June 30, 1996:

     Kevin B. Halter - Delinquent filing of Form 4. Kevin B. Halter failed to timely report the purchase of the Company's Common Stock.

     Kevin B. Halter, Jr. - Delinquent filing of Form 4. Kevin B. Halter, Jr. failed to timely report the purchase of the Company's Common Stock.

 ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation paid by the Company to its President and Vice President and Secretary for the fiscal years ended June 30, 1996 and 1995. None of the Company's other executive officers and directors received cash or non-cash compensation in excess of $100,000 for the fiscal year ended June 30, 1996.

                                                                                Long Term Compensation
                                                                       -----------------------------------------
                                         Annual Compensation                     Awards               Payouts
                                -------------------------------------- --------------------------- -------------
(a)                     (b)        (c)         (d)           (e)           (f)           (g)           (h)           (i)
                                                             Other                    Securities
                                                            Annual      Restricted    Underlying                   All Other
Name and Principal     Fiscal                               Compen-        Stock       Options/        LTIP         Compen-
Position               Year     Salary ($)   Bonus ($)    sation ($)    Awards ($)      SARs(#)     Payouts ($)    sation ($)
- ---------------------  -------  ----------- ------------ ------------- ------------- ------------- -------------  ------------
Kevin B. Halter        1996     $   194,792      -             -             -             -             -             -
President and          1995     $   122,750      -             -             -             -             -             -
Chairman  *            1994     $    26,000      -             -             -             -             -             -
Kevin B. Halter, Jr.   1996     $   164,500      -             -             -             -             -             -
Vice President,        1995     $    86,000      -             -             -             -             -             -
Secretary and          1994     $    15,000      -             -             -             -             -             -
Director  *

* The compensation for Kevin B. Halter and Kevin B. Halter, Jr. in 1994 was for a partial year.


EMPLOYMENT AGREEMENTS

     The Company has employment agreements with Kevin B. Halter and Kevin B. Halter, Jr.

     The agreement with Kevin B. Halter is for a term of three years through December 31, 1998. The terms of the agreement provide for an annual base salary of $100,000. In addition, Mr. Halter receives the same benefits as other employees of the Company and reimbursement for expenses incurred on behalf of the Company. The employment agreement also contains, among other things, covenants by Mr. Halter that in the event of termination and at the end of the term of the agreement, he will not associate with a business that competes with the Company for a period of one year. The agreement also provides for a bonus, the amount of which, if any, to be determined at the sole discretion of the Company's board of directors.

       The agreement with Kevin B. Halter, Jr. is for a term of three years through December 31, 1998. The terms of the agreement provide for an annual base salary of $80,000. In addition, Mr. Halter receives the same benefits as other employees of the Company and reimbursement for expenses incurred on behalf of the Company. The employment agreement also contains, among other things, covenants by Mr. Halter that in the event of termination and at the end of the term of the agreement, he will not associate with a business that competes with the Company for a period of one year. The agreement also provides for a bonus, the amount of which, if any, to be determined at the sole discretion of the Company's board of directors.

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company's ESOP provided retirement benefits to substantially all employees. The ESOP was a qualified employee benefit plan under the Internal
Revenue Code of 1986, as amended. There were 90,291 shares of Common Stock available for the ESOP. Effective July 1, 1996, the Board of Directors voted to terminate the ESOP. The ESOP stock will therefore be distributed to employees of SOI, DCT and Tempo who were eligible to participate in the ESOP after a final allocation and accounting of the ESOP is conducted.

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

     An option may be granted under the Plan only to an employee of the Company or its subsidiaries. The Plan made available for option 250,000 shares of the Company's Common Stock.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 15, 1996 with regard to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and directors as a group.

                                            Amount and Nature of
 Name and Address of Beneficial Owner         Beneficial Owner          Percent
 ------------------------------------         ----------------          -------
Halter Capital Corporation
16910 Dallas Parkway, Suite 100
Dallas, TX  75248                                209,940                  10%

Digital Communications Technology
Corporation
3941 SW 47th Avenue
Ft. Lauderdale, FL  33314                        400,927 (1)              19%

Kevin B. Halter                                  338,109 (2)              16%

Kevin B. Halter, Jr.                             209,940 (2)              10%

Gary C. Evans                                         -                    -

James Smith                                           -                    -

Tim C. Hafer                                          -                    -

All directors and officers as a group
(5 persons)                                      338,109                  16%



     (1) The Company owns approximately 17% of the issued and outstanding common stock of DCT.

     (2) Kevin B. Halter and Kevin B. Halter, Jr. serve as directors and officers of HCC and as a result may each be deemed to be the beneficial owner of the 209,940 shares of Common Stock beneficially owned by HCC. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, they expressly disclaim that they are the beneficial owner, for purposes of Section 16 of the Exchange Act, of any such stock, other than those shares in which they have an economic interest.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

LEASE OF CONWAY FACILITY

     DeWayne Davis, a former director and officer of the Company, previously owned 50% of the outstanding common stock of American Industries, Inc., which owns the Conway, Arkansas facility utilized by AQM. The monthly rental payment is $20,000 and the lease expires on December 31, 2009. Management of the Company believes the rental rates and other terms and conditions of the lease are competitive with comparable properties in the area and are at least as favorable as could be obtained from an unrelated party.

     Mr. Davis is also a director and former officer of Builders Warehouse Association, Inc. In the past, AQM has purchased a portion of its plywood needs from American Plywood Sales, Inc., a subsidiary of Builders Warehouse Association, Inc. For the fiscal year ended June 30, 1994, American Plywood Sales, Inc. sold

AQM approximately $2,000,000 worth of wood products. At the time of the purchases, AQM believed that American Plywood Sales, Inc. charged AQM on a competitive price basis. See Item 3 -- "Legal Proceedings." AQM has ceased purchasing any materials from Builders Warehouse Association, Inc. or American Plywood Sales, Inc. and has secured alternative suppliers which AQM believes will meet its production requirements.

PURCHASE OF MARKETABLE SECURITIES FROM HCC

     On October 17, 1994, the Company purchased from HCC 200,000 shares of common stock of NewCare Health Corporation, a publicly-held company whose common stock is currently traded on the Nasdaq SmallCap Market. The purchase price,
$3.50  per  share,   represented  a  23%  discount  from  its  market  price  in consideration for the relatively large number of shares purchased. The disinterested directors approved this transaction on October 5, 1995. On December 4, 1995, the Company distributed 175,000 shares of such common stock to its stockholders in the form of a stock dividend.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Stock Exchange Agreement dated November 30, 1993 by and between American Quality Manufacturing Corporation and the Company (3)

     2.2 Agreement for Purchase and Sale of Stock between the Company and T.I. Inc., dated as of March 1, 1996. (4)

     2.3 Stock Purchase Agreement dated September 10, 1996 by and between Olympus Sales Co. and the Company (5)

     3.1  Certificate of Incorporation and Bylaws of the Company (1)

     3.2  Certificate of Amendment of the Company (2)

     3.3 Certificate of Amendment to Certificate of Incorporation of the Company dated November 28, 1995

     10.1 Employment agreement between the Company and Kevin B. Halter

     10.2 Employment agreement between the Company and Kevin B. Halter, Jr.

     16.1 Letter from Coopers & Lybrand L.L.P. addressed to the Commission regarding the cessation of the auditor client relationship and agreement with statements made by the Company in Item 4 of Form 8-K/A, dated August 14, 1996. (6)

     21.0 List of Subsidiaries

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

     (3) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 8-K dated February 14, 1994 and is incorporated by reference herein by specific reference thereto.

     (4) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 8-K dated March 22, 1996 and is incorporated by reference herein by specific reference thereto.

     (5) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 8-K dated September 10, 1996 and is incorporated by reference herein by specific reference thereto.

     (6) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 8- K/A dated August 14, 1996 and is incorporated by reference herein by specific reference thereto.

(b)  REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report on Form 10-KSB:

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

S.O.I. INDUSTRIES, INC.

      /s/ Kevin B. Halter
By:  _____________________________                      September 30, 1996
     Kevin B. Halter, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

  /s/ Kevin B. Halter
______________________________                          September 30, 1996
Kevin B. Halter, President
(Principal Executive Officer) and
Director

  /s/ Tim C. Hafer
______________________________                          September 30, 1996
Tim C. Hafer, Chief
Financial Officer (Principal
Financial and Accounting Officer),

  /s/ Kevin B. Halter, Jr.
______________________________                          September 30, 1996
Kevin B. Halter, Jr., Vice
President, Secretary and Director

  /s/ Gary Evans
____________________________                            September 30, 1996
 Gary Evans, Director

  /s/ James Smith
____________________________                            September 30, 1996
 James Smith, Director

                                   EXHIBIT 3.3

                            CERTIFICATE OF AMENDMENT
                         TO CERTIFICATE OF INCORPORATION
                           OF S.O.I. INDUSTRIES, INC.


     In accordance with Sections 242 and 103 of the Delaware General Corporation Law, as amended, S.O.I. Industries, Inc., a Delaware corporation, does hereby adopt the following amendments to its Certificate of Incorporation:

     FIRST: The first paragraph of Article V of the Company's Certificate of Incorporation will be amended to read as follows:

"The total number of shares of stock which the Corporation shall have the authority to issue is 50,000,000 shares of Common Stock, with par value of $.0002, all of the same class and 10,000,000 shares of Preferred Stock, with par value of $.00001. Each one share of the Corporation's Common Stock issued and outstanding immediately prior to the effective date of this amendment, December 16, 1995, shall be and hereby is automatically changed without further action into 1/8 of a fully paid and nonassessable share of the Corporation's Common Stock, provided that no fractional shares shall be issued pursuant to such change. The Corporation shall issue to each stockholder who would otherwise be entitled to a franctional share as a result of such change one full share of the Corporation's Common Stock."

     SECOND: The foregoing amendment was adopted by the Board of Directors. The amendment was recommended to the stockholders by the Board of Directors. A special meeting of the stockholders was held on September 7, 1995. The stockholders approved the amendment in accordance with Section 242 of the Delaware General Corporation Law.

         EXECUTED as of the 28th day of November, 1995.

S.O.I. INDUSTRIES, INC.



By:  /s/ Kevin B. Halter
     --------------------------
     Kevin B. Halter, President

                                  EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT


     This Agreement (the "Agreement") is made and entered into as of the 15th day of January 1996, by and between S.O.I. Industries, Inc., a Delaware corporation, ("Employer") and Kevin B. Halter ("Employee").

     WHEREAS, Employer desires to retain the services of Employee in the capacity of its President and Chairman of the Board of Directors;

     NOW THEREFORE, for and in consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

     1. Employment. Employer hereby employs Employee and Employee hereby accepts employment with Employer upon the terms and conditions hereinafter set forth.

     2. Duties. Employee shall serve as President of Employer, with such duties customarily associated with such position. Employee shall report to the Board of Directors of Employer; provided, however, that all duties assigned to Employee hereunder shall be commensurate with the skill and experience of Employee. Such duties shall be rendered at Employer's principal executive offices in Dallas, Texas, or at such other place or places and at such times as the needs of Employer may dictate from time to time.

     3. Term. This Agreement shall become effective on January 15, 1996, and shall continue, unless earlier terminated pursuant to Section 7 below, until December 31, 1998 (the "Term").

     4. Compensation. As compensation for his services rendered under this Agreement, Employee shall be entitled to receive the following:

          (a) Salary. During the Term, Employee shall be paid a base salary of $100,000 per year (the "Salary"), payable in accordance with the Company's standard payroll procedures.

          (b) Expenses. Throughout the Term, Employer shall reimburse Employee for all other reasonable and necessary out-of-pocket travel and other expenses incurred by Employee in rendering services required under the terms of this Agreement promptly after receipt of a detailed statement of such expenses and reasonable documentation.

          (c) Bonus. Employee is eligible for performance-based bonuses, but there is no assurance or expectation that bonuses will be paid. Bonuses will be paid, if at all, in the sole discretion of the Board of Directors.

          (d) Benefits. During the Term, Employee shall be entitled to receive such group benefits as Employer may provide to its other employees at comparable salaries and responsibilities to those of Employee.

     The compensation set forth in this Section 4 will be the sole compensation payable to Employee and no additional compensation or fee will be payable by Employer to Employee by reason of any benefit gained by the Employer directly or indirectly through Employee's efforts on Employer's behalf, nor shall Employer be liable in any way for any additional compensation or fee unless Employer shall have expressly agreed thereto in writing.

     5. Confidentiality; Covenants Not-To-Compete.

          (a) Acknowledgment of Proprietary Interest. Employee recognizes the proprietary interest of Employer in any Trade Secrets (as hereinafter defined) of Employer. Employee acknowledges and agrees that any and all Trade Secrets of Employer, learned by Employee during the course of his employment by Employer or otherwise, whether developed by Employee alone or in conjunction with others or otherwise, shall be and is the property of Employer. Employee further acknowledges and understands that his disclosure of any Trade Secrets of Employer will result in irreparable injury and damage to Employer. As used herein, "Trade Secrets" means all non-public confidential and proprietary information of Employer including, without limitation, information derived from reports, investigations, experiments, research, work in progress, drawings, designs, plans, proposals, codes, software, source codes, databases, marketing and sales programs, client lists, client mailing lists, financial projections, cost summaries, pricing formula, and all other materials, or information prepared or performed for or by Employer. "Trade Secrets" also includes confidential information related to the business, products or sales of Employer or Employer's customers.

          (b) Covenants Not-To-Divulge Trade Secrets. Employee acknowledges and agrees that Employer is entitled to prevent the disclosure of Trade Secrets of Employer. As a portion of the consideration for the employment of
     Employee and for the compensation being paid to Employee by Employer, Employee agrees at all times during the term of this Agreement and for one year thereafter to hold in strictest confidence and not to disclose or allow to be disclosed to any person, firm, or corporation, other than to persons engaged by Employer to further the business of Employer, Trade Secrets of Employer, without the prior written consent of Employer, including Trade Secrets developed by Employee. Notwithstanding the foregoing, Employee shall not be obligated to keep secret and not to disclose or allow to be disclosed knowledge or information (a) which has become generally known to the public through no wrongful act of Employee;
     (b) which has been rightfully received by Employee from a third party which to Employee's knowledge was received without restriction on disclosure and not in violation of any confidentiality obligation of said third party, (c) which has been approved for release without restriction as to use or disclosure by written authorization of Employer, or (d) which has been disclosed pursuant to a requirement of a governmental agency or of law without similar restrictions or other protections against public disclosure, or which disclosure is required by operation of law. Without limiting the generality of the foregoing, Employee agrees to affirmatively take such precautions as Employer may reasonably request or Employee reasonably believes are appropriate to prevent the disclosure, copying or use of any of the computer software programs, data bases or other such information now existing or hereafter developed to any person or for any purpose not specifically authorized by Employer.

          (c)  Return  of  Materials  at  Termination.   In  the  event  of  any
     termination of this Agreement for any reason whatsoever, Employee will promptly deliver to Employer all documents, data and other information pertaining to Trade Secrets. Employee shall not take any documents or other information, or any reproduction or excerpt thereof, containing or pertaining to any Trade Secrets.

          (d) Competition During the Term of this Agreement. Employee agrees that during the term of this Agreement, neither he, nor any company controlled by Employee (an "Affiliate"), will directly or indirectly compete with Employer in any way, and that he will not act as an officer, director, employee, consultant, shareholder, lender, or agent of any entity which is engaged in any business of the same nature as, or in competition with, the business in which Employer is now engaged or other related business in which Employer becomes engaged during the term of this Agreement; provided, however, that this Section 5(d) shall not prohibit Employee or any Affiliate from purchasing or holding an aggregate equity interest of up to 1%, so long as Employee and Affiliates combined do not purchase or hold an aggregate equity interest of more than 5%, in any business in competition with Employer. Furthermore, Employee agrees that during the term of this Agreement, he will undertake no planning for the organization of any business activity competitive with the work he performs as an employee of Employer and Employee will not combine or conspire with any employees of Employer for the purpose of organization of any such competitive business activity.

          (e) Competition Following Termination of this Agreement. In order to protect Employer against the unauthorized use or the disclosure of any Trade Secrets of Employer presently known or hereinafter obtained by Employee during the term of this Agreement, Employee agrees that for a period of one year after the termination of this Agreement for any reason whatsoever, neither Employee, nor any Affiliate, shall knowingly, directly or indirectly, for itself or himself or on behalf of any other corporation, person, firm, partnership, association, or any other entity (whether as an individual, agent, servant, employee, employer, officer, director, shareholder, investor, principal, consultant or in any other capacity) induce or attempt to influence any employee of Employer to terminate his/her employment, or to hire any such employee, whether or not so induced or influenced except that any such employee may be hired with Employer's prior written consent.

     6. Prohibition of Disparaging Remarks. Employee shall, during the term of this Agreement, refrain from making disparaging, negative or other similar remarks concerning Employer, any of its subsidiaries or other affiliated companies, to any third party that causes substantial harm to Employer, except to the extent that Employee is required to make such remarks (a) by applicable law or regulation or judicial or regulatory process or (b) in or in connection with any pending or threatened litigation relating to this Agreement or any transaction contemplated hereby or thereby. Similarly, Employer shall, during the term of this Agreement, refrain from making disparaging, negative or other similar remarks concerning Employee to any third party except to the extent that Employer is required to make such remarks (a) by applicable law or regulation or judicial or regulatory process or (b) in or in connection with any pending or threatened litigation relating to this Agreement or any transaction contemplated hereby or thereby. In view of the difficulty of determining the amount of damages that may result to the parties hereto from the breach of the provision of this Section 6, it is the intent of the parties hereto that, in addition to monetary damages, any non-breaching party shall have the right to prevent any such breach in equity or otherwise, including without limitation prevention by means of injunctive relief.

     7. Termination. This Agreement and the employment relationship created hereby shall terminate upon the occurrence of any of the following events:

          (a)  The expiration of the Term as set forth in Section 3 above;

          (b)  The death of Employee;

          (c)  The "disability" (as hereinafter defined) of Employee;

          (d) Written notice to Employee from Employer of termination for "just cause" (as hereinafter defined); or

          (e) 30 days write notice of termination to Employer from Employee provided that a "change in control" (as hereinafter defined) of the Employer has occurred.

     For purposes of Section 7(c) above, the "disability" of Employee shall mean his inability, because of mental or physical illness or incapacity, to perform his duties under this Agreement for a continuous period of 120 days or for 120 days out of any 150-days period.

     For purposes of Section 7(d) above, "just cause" shall mean (a) the failure of Employee to diligently or effectively perform his duties under this Agreement, (b) the commission by Employee of any act involving moral turpitude or the commission by Employee of any act or the suffering by Employee of any occurrence or state of facts which renders Employee incapable of performing his duties under this Agreement, or adversely affects or could reasonably be expected to adversely affect Employer's business reputation, (c) any breach by Employee of any of the material terms of, or the failure to perform any material covenant contained in, this Agreement, or (d) the violation by Employee of material instructions or material policies established by Employer with respect to the operation of its business and affairs or Employee's failure, in a material respect, to carry out the reasonable instructions of the Board of Directors of Employer.

         For purposes of Section 7(e) above, the term "change in control" of the Employer shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, as in effect on the date of this Agreement; provided that, without limitation, such change in control shall be deemed to have occurred if and when (a) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes a beneficial owner, directly or indirectly, of securities of the Employer representing 25% or more of the combined voting power of the Employer's then outstanding securities or (b) during the Term, individuals who at the beginning of such Term were directors of the Employer cease for any reason to constitute at least a majority of the Board of the Directors of the Employer.

     Notwithstanding anything to the contrary in this Agreement, the provisions of Sections 5 and 6 shall survive any termination, for whatever reason, of Employee's employment under this Agreement. In the event of the termination of Employee's employment for any reason specified in this Section 7 (other than the reason set forth in Section 7(a) and 7(e)), Employee shall be entitled only to the compensation, including, but not limited to any bonus or prorata portion thereof, earned by him as of the date of termination.

     In the event of the termination of Employee's employment for the reason specified in this Section 7(e), Employee shall be immediately entitled to (i) the compensation, including, but not limited to any bonus or prorata portion thereof, earned by him as of the date of termination plus (ii) 100% of his Salary for each and every year and portion of year remaining during the Term, and such payment shall be paid in one lump sum to the Employee as of the date of termination.

     8. Remedies. Each party recognizes and acknowledges that in the event of any default in, or breach of any of, the terms, conditions and provisions of this Agreement (either actual or threatened) by the other party, then the non-defaulting party's remedies at law shall be inadequate. Accordingly, each party agrees that in such event, the non-defaulting party shall have the right of specific performance and/or injunctive relief in addition to any and all other remedies and rights at law or in equity, and such rights and remedies shall be cumulative.

     9. Acknowledgments. Employee acknowledges and recognizes that the enforcement of any of the non-competition provisions set forth in Section 5 above by Employer will not interfere with Employee's ability to pursue a proper livelihood. Employee further represents that he is capable of pursuing a career in other industries to earn a proper livelihood. Employee recognizes and agrees that the enforcement of this Agreement is necessary to ensure the preservation and continuity of the business and good will of Employer. Employee agrees that due to the nature of Employer's business, the non-competition restrictions set forth in this Agreement are reasonable as to time and geographic area. Employer and Employee hereby agree that notwithstanding any other provision of this Agreement, Employee shall have all rights to products or information, or applications of such information, which do not relate to Employer's business and were developed during the non-employment hours and without utilizing any resources of Employer.

         10. Notices. Any notices, consents, demands, requests, approvals and other communications to be given under this Agreement by either party to the other shall be deemed to have been duly given in writing personally delivered, by facsimile or sent by mail, registered or certified, postage prepaid with return receipt requested, as follows:

         If to Employer:       16910 Dallas Parkway, Suite 100
                               Dallas, Texas 75248
                               Attn: Board of Directors

         If to Employee:       1208 Whispering Oaks
                               Desoto, Texas 75115

     Notices delivered personally shall be deemed communicated as of actual receipt or receipt of facsimile; mailed notices shall be deemed communicated as of three days after mailing.

     11. Entire Agreement. This Agreement contains the entire agreement of the parties hereto and supersedes all prior agreements and understandings, oral or written between the parties hereto. No modification or amendment of any of the terms, conditions or provisions herein may be made otherwise than by written agreement signed by the parties hereto.

     12. GOVERNING LAW. THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO SHALL BE GOVERNED, CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.

     13. Parties Bound. This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of Employer and Employee, and their respective heirs, personal representatives, successors and assigns. Employer shall have the right to assign this Agreement to any affiliate or to its successors or assigns provided that such affiliate, successor or assign agrees to be bound by the terms hereof. The terms "successors" and "assigns" shall include any person, corporation, partnership or other entity that buys all or substantially all of Employer's assets or all of its stock, or with which Employer merges or consolidates. The rights, duties or benefits to Employee hereunder are personal to him, and no such right or benefit may be assigned by him.

     14. Estate. If Employee dies prior to the payment of all sums owed, or to be owed, to Employee pursuant to Section 4 above, then such sums, as they become due, shall be paid to Employee's estate.

     15. Enforceability. If, for any reason, any provision contained in this Agreement should be held invalid in part by a court of competent jurisdiction, then it is the intent of each of the parties hereto that the balance of this Agreement be enforced to the fullest extent permitted by applicable law. It is the intent of each of the parties that the covenants not-to- compete contained in Section 5 above be enforced to the fullest extent permitted by applicable law. Accordingly, should a court of competent jurisdiction determine that the scope of any covenant is too broad to be enforced as written, it is the intent of each of the parties that the court should reform such covenant to such narrower scope as it determines enforceable.

     16. Waiver of Breach. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach by any party.

     17. Captions. The captions in this Agreement are for convenience of reference only and shall not limit or otherwise affect any of the terms or provisions hereof.

     18. Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements in addition to any other relief to which he or it may be entitled.

     19.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original and all of which shall constitute one and the same instrument, but only one of which need be produced.

S.O.I. INDUSTRIES, INC.


By: /s/ Tim C. Hafer
    -------------------------------------
    Tim C. Hafer, Chief Financial Officer



/s/ Kevin B. Halter
- ------------------------------
Kevin B. Halter, Individually

                                  EXHIBIT 10.2

                              EMPLOYMENT AGREEMENT

     This Agreement (the "Agreement") is made and entered into as of the 15th day of January 1996, by and between S.O.I. Industries, Inc., a Delaware corporation, ("Employer") and Kevin B. Halter, Jr. ("Employee").

     WHEREAS, Employer desires to retain the services of Employee in the capacity of its Executive Vice President and Secretary;

     NOW THEREFORE, for and in consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

     1. Employment. Employer hereby employs Employee and Employee hereby accepts employment with Employer upon the terms and conditions hereinafter set forth.

     2. Duties. Employee shall serve as Executive Vice President and Secretary of Employer, with such duties customarily associated with such position. Employee shall report to the President and Board of Directors of Employer; provided, however, that all duties assigned to Employee hereunder shall be commensurate with the skill and experience of Employee. Such duties shall be rendered at Employer's principal executive offices in Dallas, Texas, or at such other place or places and at such times as the needs of Employer may dictate from time to time.

     3. Term. This Agreement shall become effective on January 15, 1996, and shall continue, unless earlier terminated pursuant to Section 7 below, until December 31, 1998 (the "Term").

     4. Compensation. As compensation for his services rendered under this Agreement, Employee shall be entitled to receive the following:

          (a) Salary. During the Term, Employee shall be paid a base salary of $80,000.00 per year (the "Salary"), payable in accordance with the Company's standard payroll procedures.

          (b) Expenses. Throughout the Term, Employer shall reimburse Employee for all other reasonable and necessary out-of-pocket travel and other expenses incurred by Employee in rendering services required under the terms of this Agreement promptly after receipt of a detailed statement of such expenses and reasonable documentation.

          (c) Bonus. Employee is eligible for performance-based bonuses, but there is no assurance or expectation that bonuses will be paid. Bonuses will be paid, if at all, in the sole discretion of the Board of Directors.

          (d) Benefits. During the Term, Employee shall be entitled to receive such group benefits as Employer may provide to its other employees at comparable salaries and responsibilities to those of Employee.

     The compensation set forth in this Section 4 will be the sole compensation payable to Employee and no additional compensation or fee will be payable by Employer to Employee by reason of any benefit gained by the Employer directly or indirectly through Employee's efforts on Employer's behalf, nor shall Employer be liable in any way for any additional compensation or fee unless Employer shall have expressly agreed thereto in writing.

     5.   Confidentiality; Covenants Not-To-Compete.

          (a) Acknowledgment of Proprietary Interest. Employee recognizes the proprietary interest of Employer in any Trade Secrets (as hereinafter defined) of Employer. Employee acknowledges and agrees that any and all Trade Secrets of Employer, learned by Employee during the course of his employment by Employer or otherwise, whether developed by Employee alone or in conjunction with others or otherwise, shall be and is the property of Employer. Employee further acknowledges and understands that his disclosure of any Trade Secrets of Employer will result in irreparable injury and damage to Employer. As used herein, "Trade Secrets" means all non-public confidential and proprietary information of Employer including, without limitation, information derived from reports, investigations, experiments, research, work in progress, drawings, designs, plans, proposals, codes, software, source codes, databases, marketing and sales programs, client lists, client mailing lists, financial projections, cost summaries, pricing formula, and all other materials, or information prepared or performed for or by Employer. "Trade Secrets" also includes confidential information related to the business, products or sales of Employer or Employer's customers.

          (b) Covenants Not-To-Divulge Trade Secrets. Employee acknowledges and agrees that Employer is entitled to prevent the disclosure of Trade Secrets of Employer. As a portion of the consideration for the employment of
     Employee and for the compensation being paid to Employee by Employer, Employee agrees at all times during the term of this Agreement and for one year thereafter to hold in strictest confidence and not to disclose or allow to be disclosed to any person, firm, or corporation, other than to persons engaged by Employer to further the business of Employer, Trade Secrets of Employer, without the prior written consent of Employer, including Trade Secrets developed by Employee. Notwithstanding the foregoing, Employee shall not be obligated to keep secret and not to disclose or allow to be disclosed knowledge or information (a) which has become generally known to the public through no wrongful act of Employee;
     (b) which has been rightfully received by Employee from a third party which to Employee's knowledge was received without restriction on disclosure and not in violation of any confidentiality obligation of said third party, (c) which has been approved for release without restriction as to use or disclosure by written authorization of Employer, or (d) which has been disclosed pursuant to a requirement of a governmental agency or of law without similar restrictions or other protections against public disclosure, or which disclosure is required by operation of law. Without limiting the generality of the foregoing, Employee agrees to affirmatively take such precautions as Employer may reasonably request or Employee reasonably believes are appropriate to prevent the disclosure, copying or use of any of the computer software programs, data bases or other such information now existing or hereafter developed to any person or for any purpose not specifically authorized by Employer.

          (c)  Return  of  Materials  at  Termination.   In  the  event  of  any
     termination of this Agreement for any reason whatsoever, Employee will promptly deliver to Employer all documents, data and other information pertaining to Trade Secrets. Employee shall not take any documents or other information, or any reproduction or excerpt thereof, containing or pertaining to any Trade Secrets.

          (d) Competition During the Term of this Agreement. Employee agrees that during the term of this Agreement, neither he, nor any company controlled by Employee (an "Affiliate"), will directly or indirectly compete with Employer in any way, and that he will not act as an officer, director, employee, consultant, shareholder, lender, or agent of any entity which is engaged in any business of the same nature as, or in competition with, the business in which Employer is now engaged or other related business in which Employer becomes engaged during the term of this Agreement; provided, however, that this Section 5(d) shall not prohibit Employee or any Affiliate from purchasing or holding an aggregate equity interest of up to 1%, so long as Employee and Affiliates combined do not purchase or hold an aggregate equity interest of more than 5%, in any business in competition with Employer. Furthermore, Employee agrees that during the term of this Agreement, he will undertake no planning for the organization of any business activity competitive with the work he performs as an employee of Employer and Employee will not combine or conspire with any employees of Employer for the purpose of organization of any such competitive business activity.

          (e) Competition Following Termination of this Agreement. In order to protect Employer against the unauthorized use or the disclosure of any Trade Secrets of Employer presently known or hereinafter obtained by Employee during the term of this Agreement, Employee agrees that for a period of one year after the termination of this Agreement for any reason whatsoever, neither Employee, nor any Affiliate, shall knowingly, directly or indirectly, for itself or himself or on behalf of any other corporation, person, firm, partnership, association, or any other entity (whether as an individual, agent, servant, employee, employer, officer, director, shareholder, investor, principal, consultant or in any other capacity induce or attempt to influence any employee of Employer to terminate his/her employment, or to hire any such employee, whether or not so induced or influenced except that any such employee may be hired with Employer's prior written consent.

     6. Prohibition of Disparaging Remarks. Employee shall, during the term of this Agreement, refrain from making disparaging, negative or other similar remarks concerning Employer, any of its subsidiaries or other affiliated companies, to any third party that causes substantial harm to Employer, except to the extent that Employee is required to make such remarks (a) by applicable law or regulation or judicial or regulatory process or (b) in or in connection with any pending or threatened litigation relating to this Agreement or any transaction contemplated hereby or thereby. Similarly, Employer shall, during the term of this Agreement, refrain from making disparaging, negative or other similar remarks concerning Employee to any third party except to the extent that Employer is required to make such remarks (a) by applicable law or regulation or judicial or regulatory process or (b) in or in connection with any pending or threatened litigation relating to this Agreement or any transaction contemplated hereby or thereby. In view of the difficulty of determining the amount of damages that may result to the parties hereto from the breach of the provision of this Section 6, it is the intent of the parties hereto that, in addition to monetary damages, any non-breaching party shall have the right to prevent any such breach in equity or otherwise, including without limitation prevention by means of injunctive relief.

     7. Termination. This Agreement and the employment relationship created hereby shall terminate upon the occurrence of any of the following events:

          (a)  The expiration of the Term as set forth in Section 3 above;

          (b)  The death of Employee;

          (c)  The "disability" (as hereinafter defined) of Employee;

          (d) Written notice to Employee from Employer of termination for "just cause" (as hereinafter defined); or

          (e) 30 days write notice of termination to Employer from Employee provided that a "change in control" (as hereinafter defined) of the Employer has occurred.

     For purposes of Section 7(c) above, the "disability" of Employee shall mean his inability, because of mental or physical illness or incapacity, to perform his duties under this Agreement for a continuous period of 120 days or for 120 days out of any 150-days period.

     For purposes of Section 7(d) above, "just cause" shall mean (a) the failure of Employee to diligently or effectively perform his duties under this Agreement, (b) the commission by Employee of any act involving moral turpitude or the commission by Employee of any act or the suffering by Employee of any occurrence or state of facts which renders Employee incapable of performing his duties under this Agreement, or adversely affects or could reasonably be expected to adversely affect Employer's business reputation, (c) any breach by Employee of any of the material terms of, or the failure to perform any material covenant contained in, this Agreement, or (d) the violation by Employee of material instructions or material policies established by Employer with respect to the operation of its business and affairs or Employee's failure, in a material respect, to carry out the reasonable instructions of the Chairman of the Board of Employer.

     For purposes of Section 7(e) above, the term "change in control" of the Employer shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, as in effect on the date of this Agreement; provided that, without limitation, such change in control shall be deemed to have occurred if and when (a) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) is or becomes a beneficial owner, directly or indirectly, of securities of the Employer representing 25% or more of the combined voting power of the Employer's then outstanding securities or (b) during the Term, individuals who at the beginning of such Term were directors of the Employer cease for any reason to constitute at least a majority of the Board of the Directors of the Employer.

     Notwithstanding anything to the contrary in this Agreement, the provisions of Sections 5 and 6 shall survive any termination, for whatever reason, of Employee's employment under this Agreement. In the event of the termination of Employee's employment for any reason specified in this Section 7 (other than the reason set forth in Section 7(a) and 7(e)), Employee shall be entitled only to the compensation, including, but not limited to any bonus or prorata portion thereof, earned by him as of the date of termination.

     In the event of the termination of Employee's employment for the reason specified in this Section 7(e), Employee shall be immediately entitled to (i) the compensation, including, but not limited to any bonus or prorata portion thereof, earned by him as of the date of termination plus (ii) 100% of his Salary for each and every year and portion of year remaining during the Term, and such payment shall be paid in one lump sum to the Employee as of the date of termination.

     8. Remedies. Each party recognizes and acknowledges that in the event of any default in, or breach of any of, the terms, conditions and provisions of this Agreement (either actual or threatened) by the other party, then the non-defaulting party's remedies at law shall be inadequate. Accordingly, each party agrees that in such event, the non-defaulting party shall have the right of specific performance and/or injunctive relief in addition to any and all other remedies and rights at law or in equity, and such rights and remedies shall be cumulative.

     9. Acknowledgments. Employee acknowledges and recognizes that the enforcement of any of the non-competition provisions set forth in Section 5 above by Employer will not interfere with Employee's ability to pursue a proper livelihood. Employee further represents that he is capable of pursuing a career in other industries to earn a proper livelihood. Employee recognizes and agrees that the enforcement of this Agreement is necessary to ensure the preservation and continuity of the business and good will of Employer. Employee agrees that due to the nature of Employer's business, the non-competition restrictions set forth in this Agreement are reasonable as to time and geographic area. Employer and Employee hereby agree that notwithstanding any other provision of this Agreement, Employee shall have all rights to products or information, or applications of such information, which do not relate to Employer's business and were developed during the non-employment hours and without utilizing any resources of Employer.

         10. Notices. Any notices, consents, demands, requests, approvals and other communications to be given under this Agreement by either party to the other shall be deemed to have been duly given in writing personally delivered, by facsimile or sent by mail, registered or certified, postage prepaid with return receipt requested, as follows:

         If to Employer:       16910 Dallas Parkway, Suite 100
                               Dallas, Texas 75248
                               Attn: Board of Directors

         If to Employee:       1804 Switzerland
                               Plano, Texas 75025

         Notices delivered personally shall be deemed communicated as of actual receipt or receipt of facsimile; mailed notices shall be deemed communicated as of three days after mailing.

     11. Entire Agreement. This Agreement contains the entire agreement of the parties hereto and supersedes all prior agreements and understandings, oral or written between the parties hereto. No modification or amendment of any of the terms, conditions or provisions herein may be made otherwise than by written agreement signed by the parties hereto.

     12. GOVERNING LAW. THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO SHALL BE GOVERNED, CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.

     13. Parties Bound. This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of Employer and Employee, and their respective heirs, personal representatives, successors and assigns. Employer shall have the right to assign this Agreement to any affiliate or to its successors or assigns provided that such affiliate, successor or assign agrees to be bound by the terms hereof. The terms "successors" and "assigns" shall include any person, corporation, partnership or other entity that buys all or substantially all of Employer's assets or all of its stock, or with which Employer merges or consolidates. The rights, duties or benefits to Employee hereunder are personal to him, and no such right or benefit may be assigned by him.

     14. Estate. If Employee dies prior to the payment of all sums owed, or to be owed, to Employee pursuant to Section 4 above, then such sums, as they become due, shall be paid to Employee's estate.

     15. Enforceability. If, for any reason, any provision contained in this Agreement should be held invalid in part by a court of competent jurisdiction, then it is the intent of each of the parties hereto that the balance of this Agreement be enforced to the fullest extent permitted by applicable law. It is the intent of each of the parties that the covenants not-to- compete contained in Section 5 above be enforced to the fullest extent permitted by applicable law. Accordingly, should a court of competent jurisdiction determine that the scope of any covenant is too broad to be enforced as written, it is the intent of each of the parties that the court should reform such covenant to such narrower scope as it determines enforceable.

     16. Waiver of Breach. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach by any party.

     17. Captions. The captions in this Agreement are for convenience of reference only and shall not limit or otherwise affect any of the terms or provisions hereof.

     18. Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and necessary disbursements in addition to any other relief to which he or it may be entitled.

     19.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original and all of which shall constitute one and the same instrument, but only one of which need be produced.

S.O.I. INDUSTRIES, INC.


By: /s/ Tim C. Hafer
    -------------------------------------
    Tim C. Hafer, Chief Financial Officer




/s/ Kevin B. Halter, Jr.
- ----------------------------------
Kevin B. Halter, Jr., Individually

                                  EXHIBIT 21.0

                             S.O.I. Industries, Inc.
                              List of Subsidiaries
                                  Exhibit 21.0


Omni Doors, Inc., a Florida Corporation

Doblique Energy Corporation, a Texas Corporation *


* Incorporated September 20, 1996, with no operations as of September 30, 1996.