Form 10QSB
period 1996-09-30
SOI INDUSTRIES INC
filed 1996-11-05
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB
(MarkOne)

 {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

 { } TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

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


                                 (972) 248-1922
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes { X } No { }

         The number of shares outstanding of the common stock of the small business issuer on October 31, 1996, the latest practicable date, was 2,152,949.

                                TABLE OF CONTENTS

Item                                                                   Numbered
Number Page
-----------

Part I

         1        Financial Statements   . . . . . . . . . . . . . . . .     1
         2        Management's Discussion and
                  Analysis or Plan of Operation   .  . . . . . . . . . .     8

Part II

         1        Legal Proceedings  . . . . . . . .. . . . . . . . . . .   N/A

         2        Changes in Securities  . . . . . .. . . . . . . . . . .   N/A

         3        Defaults Upon Senior Securities  .. . . . . . . . . . .   N/A

         4        Submission of Matters to a Vote of Security
                  Holders . . . . . . . . . . . . . . . . . . . . . . . .   N/A

         5        Other Information  . . . . . . . .. . . . . . . . . . .   N/A

         6        Exhibits and Reports on Form 8-K . . . . . . . . . . . .   13

                    S.O.I.INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           September 30,
                                                                                1996                       June 30,
                                                                            (Unaudited)                      1996
                                                                        ---------------------         -------------------
           ASSETS

Current assets:
      Cash and cash equivalents                                       $               53,232        $             36,628
      Marketable securities                                                          198,188                          -
      Accounts receivable, less allowance for doubtful accounts
        of $25,400 at September 30, 1996 and $15,500 at June 30, 1996                 77,849                      71,867
      Other accounts receivable                                                         -                            699
      Inventories                                                                     99,188                     105,760
      Prepaid expenses and other                                                     214,092                     582,562
      Deferred income taxes                                                           10,687                     617,142
      Net current assets of discontinued operations                                     -                      5,072,860
                                                                        ---------------------         -------------------
           Total current assets                                                      653,236                   6,487,518

Property, plant and equipment, net of
      accumulated depreciation                                                        14,744                      15,956
Investment in Digital Communications Technology Corporation                        1,374,439                   1,388,078
Deferred tax asset                                                                    71,026                      77,214
Other assets                                                                           5,779                       5,779
Net other assets of discontinued operations                                             -                      4,181,953
                                                                        ---------------------         -------------------
                Total assets                                          $            2,119,224        $         12,156,498
                                                                        =====================         ===================

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable - trade                                        $               81,323        $             83,102
      Accounts payable - officer                                                        -                         16,000
      Accrued liabilities and other                                                   14,895                      30,949
      Net current liabilities of discontinued operations                                -                      9,018,638
                                                                        ---------------------         -------------------
           Total current liabilities                                                  96,218                   9,148,689
                                                                        ---------------------         -------------------

Net other liabilities of discontinued operations                                        -                      1,811,870


Commitments and contingencies

Stockholders' equity:
      Preferred stock, par value $0.00001 par value; 10,000,000
        shares authorized, none issued and outstanding                                  -                             -
      Common stock, par value $0.0002; 50,000,000 shares
         authorized, 2,152,949 shares outstanding at September 30,
         1996 and June 30, 1996                                                          417                         431
      Additional paid-in capital                                                   6,734,714                   6,717,093
      Less shares deemed treasury stock; 68,332 and 70,401 shares
         at September 30, 1996 and June 30, 1996, respectively                       (64,483)                    (39,425)
      Accumulated deficit                                                         (4,652,284)                 (5,482,160)
      Net unrealized holding gain on investment securities                             4,642                          -
                                                                        ---------------------         -------------------
           Total stockholders' equity                                              2,023,006                   1,195,939
                                                                        ---------------------         -------------------

                Total liabilities and stockholders' equity            $            2,119,224        $         12,156,498
                                                                        =====================         ===================



                        The accompanying notes are an integral part of the financial statements

                     S.O.I.INDUSTRIES,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                       For the three months ended
                                                                                             September 30,
                                                                                     1996                         1995
                                                                            -------------------         ---------------------

Net revenues                                                              $            130,165        $              214,738

Cost of sales                                                                           96,832                        94,263
                                                                            -------------------         ---------------------
                                                                                        33,333                       120,475
                                                                            -------------------         ---------------------
Operating expenses
       Selling expenses                                                                 11,669                        11,872
       General and administrative expenses                                             251,468                       337,377
       Depreciation                                                                      1,212                         1,213
                                                                            -------------------         ---------------------
            Total operating expenses                                                   264,349                       350,462
                                                                            -------------------         ---------------------

Loss from operations                                                                  (231,016)                     (229,987)
                                                                            -------------------         ---------------------

Other income (expense):
       Gains on sales of securities                                                     11,129                        54,146
       Interest and other income                                                        29,759                       100,403
                                                                            -------------------         ---------------------
                                                                                        40,888                       154,549
                                                                            -------------------         ---------------------

Loss from continuing operations before income taxes                                   (190,128)                     (75,438)
Benefit for income taxes                                                                (1,429)                         -
                                                                            -------------------         ---------------------
Loss from continuing operations                                                       (188,699)                     (75,438)
                                                                            -------------------         ---------------------

Discontinued operations, net of income taxes
       Loss from discontinued operations of American Quality
          Manufacturing Corporation, net of income tax benefit of
          $0 for the periods ended September 30, 1996 and 1995,
          respectively                                                                (566,991)                    (526,738)
       Income from discontinued operations of Tempo Lighting, Inc.,
          net of income taxes of $1,600                                                                              22,045
       Gain on disposition of American Quality Manufacturing
          Corporation, net of income tax provision of $617,412.                      1,585,566                         -

                                                                            -------------------         ---------------------
Income (loss) from discontinued operations                                           1,018,575                     (504,693)
                                                                            -------------------         ---------------------

Net income (loss)                                                         $            829,876        $            (580,131)
                                                                            ===================         =====================

Weighted average shares of common
       stock outstanding                                                             2,083,914                    1,596,733
                                                                            ===================         =====================

Loss per share from continuing operations                                 $              (0.09)       $               (0.05)
Income (loss) per share from discontinued operations                                      0.49                        (0.31)
                                                                            ===================         =====================
       Net income (loss) per share                                        $               0.40         $              (0.36)
                                                                            ===================         =====================



                          The accompanying notes are an integral part of the financial statements

                    S.O.I.INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the three months ended
                                                                                               September 30,
                                                                                       1996                               1995
                                                                                      (Unaudited)                     (Unaudited)
                                                                                  -------------------            -------------------
Cash flows from operating activities:
      Net income (loss)                                                           $       829,876                   $    (580,131)
                                                                                  -------------------            -------------------
      Adjustments to reconcile  net income  (loss) to net cash provided by (used
        in) operating activities:
          Depreciation and amortization                                                     1,212                           1,213
          Provision for doubtful accounts                                                   9,900                               -
          (Gain) loss on sales of marketable securities                                      (830)                         11,426
          Gain on equity investment in Digital Communications
             Technology Corporation                                                        (5,786)                        (95,209)
          Gain on sales of securities of Digital Communications
             Technology Corporation                                                       (10,453)                        (65,572)
          Discontinued operations                                                      (1,575,541)                       (433,241)
      Increase in accounts receivable                                                     (15,882)                         (1,335)
      Decrease in inventories                                                               6,572                           6,206
      Decrease in prepaid expenses and other                                              369,169                               -
      Decrease in net deferred income tax benefit (liability)                             612,643                        (303,740)
      (Decrease) increase in accounts payable                                              (1,779)                        365,484
      Decrease in accrued liabilities                                                     (16,054)                         (3,329)
                                                                                  -------------------            -------------------
               Net cash provided by (used in) operating activities                        203,047                      (1,098,228)
                                                                                  -------------------            -------------------

Cash flows from investing activities:
      Proceeds from sale of securities of Digital Communications
         Technology Corporation                                                            22,273                          71,007
      Proceeds from sales of marketable securities                                         32,482                       1,988,261
      Purchases of marketable securities                                                 (225,198)                     (1,021,298)
                                                                                  -------------------            -------------------
               Net cash (used in) provided by investing activities                       (170,443)                      1,037,970
                                                                                  -------------------            -------------------

Cash flows from financing activities:
      Repayment of advances from officer                                                  (16,000)                               -
      Net short-term repayments                                                                -                          (30,437)
      Net payments from ESOP                                                                   -                           30,437
                                                                                  -------------------           --------------------
               Net cash used in financing activities                                      (16,000)                              0
                                                                                  -------------------           --------------------

Increase (decrease) in cash and cash equivalents                                           16,604                         (60,258)
Cash and cash equivalents at beginning of period                                           36,628                          97,505
                                                                                  -------------------          ---------------------
Cash and cash equivalents at end of period                                       $         53,232              $           37,247
                                                                                  ===================          =====================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Interest (non-capitalized)                                             $               0             $            4,347
                                                                                  ===================          =====================
          Income taxes                                                           $               0             $                0
                                                                                  ===================          =====================


                           The accompanying notes are an integral part of the financial statements

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  -------------

1.        Summary of Significant Accounting Policies:
          -------------------------------------------

          The accompanying consolidated financial statements include the accounts of S.O.I. Industries, Inc. and all majority-owned subsidiaries (collectively referred to as the "Company"). The subsidiaries include Omni Doors, Inc. ("Omni") and Doblique Energy Corporation ("Doblique"). Significant intercompany accounts and transactions have been eliminated.

          The Company also holds a 17.04% ownership interest in Digital Communications Technology Corporation ("DCT") as of September 30, 1996. At June 30, 1996, this ownership interest was 17.55%. The Company accounts for its investment in DCT using the equity method.

          Effective February 29, 1996, the Company sold 100% of the common stock of Tempo Lighting, Inc. ("Tempo") for a net cash purchase price of $453,436. The operations of Tempo are therefore segregated and presented as discontinued operations on the Consolidated Statements of Operations.

          Effective August 31, 1996, the Company sold 100% of its ownership interest in American Quality Manufacturing Corporation ("AQM") to a corporate unrelated third party for the assumption of all liabilities of AQM. The results of operations of AQM are therefore presented as a component of discontinued operations in the Consolidated Statements of Operations.

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

2.        Marketable Securities:
          ----------------------

          Marketable securities consist of equity securities which had an aggregate cost of approximately $193,546 at September 30, 1996. The marketable securities portfolio contains net unrealized gains of $4,642, resulting in a carrying amount of $198,188 at September 30, 1996. The unrealized gains are reported as a separate component of stockholders' equity. The Company's marketable securities are classified as available for sale securities.

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

3.        Inventories:

          The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                                             September 30,             June 30,
                                                                 1996                    1996
                                                           ------------------       ----------------

             Finished goods and purchased product        $            94,688      $         100,934
             Raw materials and supplies                                4,500                  4,826
                                                           ==================       ================
                                                         $            99,188      $         105,760
                                                           ==================       ================

4.        Property, Plant and Equipment:

          Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                             September 30,             June 30,
                                                                 1996                    1996
                                                           ------------------       ----------------

                  Vehicle                                $            19,635      $          19,635
                  Machinery and equipment                             13,034                 13,034
                  Leasehold improvements                               4,193                  4,193
                                                           ------------------       ----------------
                                                                      36,862                 36,862
                  Less: accumulated depreciation                      22,118                 20,906
                                                           ==================       ================
                                                         $            14,744      $          15,956
                                                           ==================       ================

5.        Equity Investment in DCT:

          Summarized financial statement  information for DCT is presented below (unaudited):


                                                             For the three           For the three
                                                             months ended            months ended
                                                             September 30,           September 30,
                                                                 1996                    1995
                                                           ------------------       ----------------

                  Net sales                              $         7,019,937      $       5,386,471
                  Operating profit                       $           168,137      $         290,586
                  Income from continuing operations      $           130,748      $         148,100
                  Net income                             $            65,667      $         207,101
                  Earnings per share                     $              0.01      $            0.04

                                                                 As of                   As of
                                                             September 30,             June 30,
                                                                 1996                    1996
                                                           ------------------       ----------------

                  Current assets                         $        11,275,100      $       9,711,473
                  Total assets                           $        17,641,040      $      15,675,489
                  Current liabilities                    $         7,503,743      $       5,955,208
                  Total liabilities                      $         9,556,707      $       7,778,487
                  Total stockholders' equity             $         8,084,333      $       7,897,002

                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

6.        Discontinued Operations:

          Effective February 29, 1996, the Company sold 100% of the common stock of Tempo for a net cash purchase price of $453,436. The results of operations of Tempo have been reported separately as a discontinued operation in the Consolidated Statement of Operations for the three month period ended September 30, 1995.

          Effective August 31, 1996, the Company sold 100% of its ownership interest in AQM to a corporate unrelated third party for the assumption of all liabilities of AQM. In addition, the AQM sale included the release of the Company's guarantees of certain debt (1) with their primary lending institution; (2) with certain key vendors; and (3) related to the payment and performance of AQM's lease of its operating facility in Conway, Arkansas. The sale agreement contains a total guaranty release cap of $5.5 million. Additionally, the Company retained its contingent guarantee of a $400,000 note between AQM and DCT. The results of operations of AQM are therefore presented as a component of discontinued operations in the Consolidated Statements of Operations.

          Summarized results of operations of the discontinued operations of Tempo for the three months ended September 30, 1995 are as follows:


                                                                                     September 30,
                                                                                         1995
                                                                                    ----------------

             Net sales                                                            $       1,166,011

             Operating income                                                     $          38,901

             Net income from discontinued operation                               $          22,045


          Summarized results of operations of the discontinued operations of AQM for the three months ended September 30, 1996 and 1995 are as follows:

                                                             September 30,           September 30,
                                                                 1996                    1995
                                                           ------------------       ----------------

             Net sales                                   $         2,682,751      $       4,447,019

             Operating loss                              $         (983,604)      $       (322,925)

             Net loss from discontinued operation        $         (566,991)      $       (526,738)

          The  assets and  liabilities  of AQM have been  reclassified  into net
          assets  and  net  liabilities  of   discontinued   operations  on  the
          consolidated balance sheet for June 30, 1996.


                    S.O.I. INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

7.        Subsequent Event:

          In October, 1996, the Company's wholly-owned subsidiary, Doblique, signed a letter of intent to acquire certain interests in oil and gas properties located in Texas, Oklahoma and New Mexico. On November 4, 1996, a final agreement was signed. The terms of the agreement stipulated a total purchase price of $1,850,000, structured as follows: (1) $100,000 in cash, (2) 120,000 newly-issued shares of the Company's Series A convertible preferred stock (convertible into 120,000 shares of the Company's common stock) and (3) a promissory note in the amount of $1,600,000, secured by the acquired properties and also secured by 750,000 shares of DCT common stock held by the Company. In addition, the Company guaranteed payment of the promissory note. The promissory note will have a term of 36 months, bearing interest at 12% per annum, with principal and interest payable monthly.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Overview

         Effective August 31, 1996, the Company sold all the issued and outstanding stock of AQM. Since, at the time of the sale, AQM had liabilities in excess of its assets, the sale of AQM relieved the Company of the net liabilities of AQM upon consolidation and resulted in a gain from the disposition of AQM of approximately $1,586,000. AQM generated losses from operations from July 1, 1996 to the effective sale date of approximately $567,000 which resulted in a net gain from the discontinued operations and sale of AQM of approximately $1,019,000 during the three month period ended September 30, 1996.

     The AQM sale included the release of the Company's guarantees of certain debt of AQM (1) with AQM's primary lending institution; (2) with certain key vendors; and (3)related to the payment and performance under AQM's lease of it's principal operating facility in Conway, Arkansas. The sale agreement contains a total guaranty release cap of $5.5 million. The Company retained, however, its contingent guarantee of a $400,000 note between AQM and DCT. As part of the transaction, the Company also forgave approximately $2,300,000 of intercompany debt related to advances made by the Company to AQM and unpaid management fees due from AQM. The losses attributable to the operation of AQM have been segregated under discontinued operations on the statements of operations. Likewise, the net assets and liabilities of AQM have also been segregated on the Company's balance sheet as of June 30, 1996.

         The net gain from discontinued operations offset the Company's loss from continuing operations of approximately $189,000 for the three months ended September 30, 1996, resulting in net income of approximately $830,000 for the same period. The loss from continuing operations for the three months ended September 30, 1996 exceeded the loss from continuing operations for the corresponding period of the prior year which was approximately $75,000. Since the operating losses for both periods were consistent, the primary reason for the larger loss in the period ended September 30, 1996 is the fewer sales, and the resulting gains generated by them, of the Company's investment securities of DCT. Additionally, the Company's ownership percentage in DCT was lower during the period ended September 30, 1996 as compared to the period ended September 30, 1995. This, coupled with lower earnings by DCT, resulted in a lower equity interest in DCT's net income (which is included in the Company's other income) for the three month period ended September 30, 1996.

         Contributing to the Company's operating losses during the three month periods ended September 30, 1996 and September 30, 1995 were general and administrative expenses of approximately $251,000 and $337,000, respectively. With the disposition of AQM and Tempo, an approximate 70% reduction in the corporate overhead payroll costs occurred during the three months ended
September 30, 1996 as compared to the corresponding period of the prior year. The savings resulted from fewer personnel required at the Company's corporate offices due to the reduced activity of the Company during the three month period ended September 30, 1996. However, the lower payroll costs were offset by a significant increase in legal fees for the three months ended September 30, 1996. These legal fees were associated with the shareholder derivative action, as discussed in the Company's prior reports.

         The Company's net revenues for the three month period ended September 30, 1996 are approximately 39% lower than those of the corresponding period of the prior year. This decline is due to the discontinuance of management fees which were charged to DCT during the three month period ended September 30, 1995. Management fees charged to DCT ceased in December 1995, coinciding with the Company's reduced ownership interest in DCT. Services previously provided by the Company were assumed by DCT employees.

Door Distribution Segment

         Net sales from this segment approximated $130,000 as compared to approximately $125,000 for the three month periods ended September 30, 1996 and 1995, respectively. The highly competitive market in which Omni operates will often produce slight fluctuations in sales depending on various external factors. Therefore, the 4% increase in sales does not necessarily represent a trend of continued sales increases, but is instead a function of the volatility of the marketplace.

         For the three month period ended September 30, 1996, this segment generated an operating loss of approximately $2,900 as compared to an operating income of approximately $2,700 for the three months ended September 30, 1995. The difference in operating results is due primarily to an increase in the general and administrative expenses of Omni, particularly an approximate $9,900 increase in the provision for bad debts. No specific accounts were written off, however, based on slower collections occurring in the first quarter ended September 30, 1996, management believed that an increase in the reserve for bad debts was appropriate. Management will continually monitor collections on all accounts receivable to ensure timely collections.

Capital Resources
-----------------

         The Company does not currently have any material commitments for capital expenditures. However, the Company is actively seeking acquisition candidates to include within the consolidated group. Such business acquisitions are expected to be financed through a combination of debt and new stock issuances.

Liquidity
---------

         During the three month period ended September 30, 1996, the Company's operating activities provided cash flows of approximately $203,000. This is compared with net cash used in operating activities of approximately $1,098,000 for the three month period ended September 30, 1995. The primary reason for the positive operating cash flows in the first quarter ended September 30, 1996 was the receipt of the Company's income tax refund and related interest totaling approximately $395,000. The Company was able to utilize its net operating losses experienced during the 1995 fiscal year and carry them back to prior years when the Company generated taxable income and paid income taxes. The income tax refund offset the operating cash requirements of the first quarter ended September 30, 1996, and the excess cash was utilized to establish the Company's marketable securities portfolio which had previously been liquidated prior to June 30, 1996.

         The primary sources of funding for the operations of the Company in fiscal year 1997 will be remaining proceeds from the Company's income tax refund, which will be invested in the Company's marketable securities portfolio, and proceeds from the marketable securities portfolio. The Company may also sell its investment securities in DCT to provide cash as needed. Furthermore, the Company plans to seek out additional business acquisition candidates which will provide supplemental operating cash necessary to fund the Company's overhead requirements.

     In connection with seeking out business acquisition candidates, the Company's wholly-owned subsidiary, Doblique, signed a letter of intent with Magnum Hunter Production, Inc. to purchase certain interests in oil and gas properties located in Texas, Oklahoma and New Mexico in October 1996. On November 4, 1996, a final agreement was signed. The general terms of the agreement transfered the ownership interests of the oil and gas properties to Doblique in exchange for a total purchase price of $1,850,000, structured as follows: (1) $100,000 in cash, (2) 120,0000 newly-issued shares of the Company's Series A convertible preferred stock (convertible into 120,000 shares of the Company's Common Stock ) and (3) a promissory note in the amount of $1,600,000, secured by the acquired properties and 750,000 shares of DCT common stock held by the Company. In addition, the Company will guaranteed payment of the promissory note.





         The Company utilized approximately $170,000 in cash from investing activities during the three months ended September 30, 1996 as compared to approximately $1,038,000 in cash provided by investing activities for the corresponding period of the prior year. During the first quarter ended September 30, 1995, the Company's marketable securities portfolio was larger than in the most recent quarter, and consequently generated more cash from investing activities. The Company intends to continue to invest funds in equity securities which are listed primarily on the New York Stock Exchange and American Stock Exchange. The Company limits the amount of exposure in any one equity investment and continually monitors them to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

Significant  Unconsolidated  Subsidiary  --  Digital  Communications  Technology
-------------------------------------------------------------------------------
Corporation
-----------

         The operations of DCT are not consolidated in the Company's consolidated financial statements as of and for the years ended June 30, 1995 and 1996 as the Company's ownership in DCT is less than 50%. However, since DCT is a significant investee corporation, selected financial statement information for DCT is included as part of this Form 10-QSB. Included below is a discussion related to this financial statement information.

Overview
--------

     DCT continued to experience rapid sales growth for the three months ended September 30, 1996. Net sales increased by over 30% from the corresponding quarter of the prior year. However, DCT continued to experience a decline in operating profit from approximately $291,000 to $168,000 for the three months ended September 30, 1995 and 1996, respectively. Increases in cost of goods sold and general and administrative expenses particularly related to legal fees associated with the shareholder derivative lawsuit (approximately $96,000), contributed to the lower operating profits.

Liquidity
---------

         DCT utilized approximately $224,000 and $129,000 in cash from operating activities for the three months ended September 30, 1996 and 1995, respectively. DCT s operating cash position is due primarily to the large increase in accounts receivable which was partially offset by an increase in accounts payable. In addition, increases in prepaid expenses and other assets contributed to the current operating cash position.

         Accounts receivable increased approximately $1,676,000 from the balance at June 30, 1996. The increase is due to the corresponding increase in net sales for the current three month period. DCT's accounts receivable collection period (measuring how quickly, on average, DCT collects its accounts receivable) increased from approximately 61 days at June 30, 1996 to approximately 76 days at September 30, 1996. The increase is due to significant billings that occurred in the last week of September. These billings negatively affected the average days in collection by increasing the balance of accounts receivable at the end of the quarter. DCT continues to receive competitive pressures from its customers to grant longer payment terms. Management will continue to focus on this area to improve credit and collections efforts.

         Accounts payable increased approximately $1,179,000 for the three months ended September 30, 1996 as compared to a decrease of approximately $287,000 for the same period ended September 30, 1995. The increase in accounts payable in the current year is due primarily to the growth in sales volume that has dictated additional raw material, equipment, and supply purchases. In addition, efforts to maintain a low outstanding balance on the revolving line of credit have contributed to the increase.

         Prepaid expenses and other assets increased by approximately $405,000 for the first quarter ended September 30, 1996. This significant increase is primarily the result of the increase of prepaid income taxes and deferred tax assets in the current year.

     Approximately $370,000 in net cash was used in investing activities for the first quarter ended September 30, 1996 as compared to approximately $292,000 in cash provided by investing activities for the corresponding quarter of the prior year. The primary reason for this change in position is the decrease in the funds invested in DCT's marketable securities portfolio. DCT invests funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

         DCT utilized its line of credit to provide approximately $414,000 for working capital needs during the three months ended September 30, 1995 and repaid approximately $182,000 in long-term debt. Management intends to selectively utilize its line of credit to fund capital expenditures and inventory purchases when needed, and expects to reduce the amount outstanding on the line of credit as collections on sales are received.

         During the three month period ended September 30, 1996, DCT's cash needs were met primarily through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources
-----------------

         DCT invested approximately $557,000 in equipment and leasehold improvements for the first quarter ended September 30, 1996. This amount was larger than capital expenditures during the corresponding quarter of the prior year. The current quarter expenditures related primarily to duplication, loading, packaging, and leasehold improvements at DCT's Indianapolis facility. DCT plans to continue to expand current operating facilities at both the Fort Lauderdale and Indianapolis plants in order to fully meet the high volume demands of the retail-sell-through market and the fall selling season. DCT intends to finance these expenditures through operations and through separate financing arrangements.

Results of Operations
---------------------

         Overall growth in DCT's target markets led to continued sales growth in the current year. Net sales increased approximately 30% from $5,386,000 to $7,020,000 for the three months ended September 30, 1995 and 1996, respectively. Significant sales increases were experienced as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the "retail-sell-through market" resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. DCT's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell-through market, and management has positioned DCT to capitalize on this portion of the video industry.

     Operating profit did not match the increased sales, declining from approximately $291,000 (5.4% of net sales) to $168,000 (2.4% of net sales) for the three months ended September 30, 1995 and 1996, respectively. The decline in operating profit is due to increases in cost of goods sold and general and administrative expenses, particularly related to legal fees associated with the shareholder derivative lawsuit ( approximately $96,000 ).

         Cost of goods sold, as a percentage of sales, increased to 79% for the three months ended September 30, 1996 as compared to 76% for the three months ended September 30, 1995. The increased cost of goods sold is directly attributable to increased usage of temporary labor and the cost of offloading excess production volumes. Use of these outside sources was unavoidable in order to complete customer orders that exceeded existing capacity at both facilities -- due to unexpected delays in the installation of new capacity. Management has already taken the steps necessary to provide for the increase in sales volume by providing for new duplication and packaging equipment. In addition, increased consultant fees were incurred in the current period as hands-on outside experts were utilized to accelerate the implementation of expanded capacity and new management methods in the Indianapolis facility. Management recognizes that cost containment through efficiency gains and productivity improvements is essential to DCT s continued profitable growth.

         Selling expenses increased in relative proportion to the increase in net sales for the three months ended September 30, 1996. As a percentage of net sales, selling expenses remained relatively consistent, decreasing from 4.6% to 4.4% for the three months ended September 30, 1995 and 1996, respectively.

         General and administrative expenses increased for the first quarter ended September 30, 1996 to approximately $624,000 (8.8% of net sales) as compared to approximately $460,000 (8.5%) for the corresponding period of the prior year. The slight increase in the percentage of net sales is attributable to salary increases and additional legal fees incurred in connection with the shareholder derivative lawsuit.

         DCT realized income from securities transactions of approximately $71,000 for the three months ended September 30, 1996 as compared to approximately $116,000 for the corresponding period of the prior year. The gains were from investment transactions associated with DCT's marketable securities portfolio. DCT invests funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

         Interest expense decreased from approximately $176,000 to $109,000 for the three months ended September 30, 1995 and 1996, respectively. This decrease is due to decreased borrowings on DCT's line of credit.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The Company filed a current report on Form 8-K with the Commission on August 21, 1996 reporting the dismissal of Coopers & Lybrand L.L.P. as its independent auditors and the appointment of S.W. Hatfield + Associates as its independent auditors effective as of August 14, 1996. On September 5, 1996, the Company filed a current report on Form 8-K/A with the Commission amending its current report on Form 8-K which included a letter from Coopers & Lybrand L.L.P. dated September 5, 1996 addressed to the Commission.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


S.O.I. INDUSTRIES, INC.


              /s/ Kevin B. Halter
By:  ________________________________                 Date:  November 5, 1996
       Kevin B. Halter, President



             /s/ Tim C. Hafer
By: ________________________________                  Date: November 5, 1996
       Tim C. Hafer, Vice President and
          Chief Financial Officer