Form 10-Q
period 1996-12-31
SOI INDUSTRIES INC
filed 1997-02-14
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
          ACT OF 1934 For the quarterly period ended December 31, 1996

          TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT For
---
          the transition period from __________ to __________

Commission file number: 1-12572

                                 MILLENNIA, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                          59-2158586

(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)


                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
                    (Address of principal executive offices)

                                 (972) 248-1922
                           (Issuer's telephone number)

                             S.O.I. INDUSTRIES, INC.
 -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the common stock of the small business issuer on January 31, 1997, the latest practicable date, was 2,272,949.

Transitional Small Business Disclosure Format (Check one):  Yes      No X
                                                               ---     ---

                                TABLE OF CONTENTS

Item                                                                  Numbered
Number                                                                  Page
------                                                                --------

Part I

         1        Financial Statements    . . . . . . . . . . . . .     1
         2        Management's Discussion and
                  Analysis or Plan of Operation   . . . . . . . . .     9

Part II

         1        Legal Proceedings  . . . . . . . . . . . . . . .    N/A

         2        Changes in Securities  . . . . . . . . . . . . .    N/A

         3        Defaults Upon Senior Securities  . . . . . . . .    N/A

         4        Submission of Matters to a Vote of Security
                  Holders . . . . . . . . . . . . .. . . . . . . .     14

         5        Other Information  . . . . . . . . . . . . . . .    N/A

         6        Exhibits and Reports on Form 8-K . . . . . . . .     15

                        MILLENNIA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                                  1996                   June 30,
                                                                               (Unaudited)                1996
                                                                              --------------          -------------
           ASSETS

Current assets:
         Cash and cash equivalents                                             $     101,569          $      36,628
         Marketable securities                                                       125,095                    -
         Accounts receivable, less allowance for doubtful accounts
           of $28,000 at December 31, 1996 and $15,500 at June 30, 1996               77,792                 71,867
         Other accounts receivable                                                   127,761                    699
         Inventories                                                                  97,341                105,760
         Prepaid expenses and other                                                   14,765                582,562
         Deferred tax asset                                                           11,665                617,142
         Net current assets of discontinued operations                                  -                 5,072,860
              Total current assets                                              ------------           ------------
                                                                                     555,988              6,487,518

Property, plant and equipment, net of
         accumulated depreciation and depletion                                    1,846,216                 15,956
Investment in Digital Communications Technology Corporation                        1,237,493              1,388,078
Deferred tax asset                                                                    67,169                 77,214
Other assets                                                                           5,779                  5,779
Net other assets of discontinued operations                                            -                  4,181,953
                                                                                ------------           ------------
                   Total assets                                                $   3,712,645          $  12,156,498
                                                                                ============           ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable - trade                                              $     107,145          $      83,102
         Accounts payable - officer / stockholder                                    171,000                 16,000
         Accrued liabilities and other                                               144,060                 30,949
         Current portion of note payable                                              16,398                   -
         Net current liabilities of discontinued operations                             -                 9,018,638
                                                                                ------------           ------------
                   Total current liabilities                                         438,603              9,148,689
                                                                                ------------           ------------

Note payable - Magnum Hunter Production, Inc.                                      1,599,291                  -
Net other liabilities of discontinued operations                                       -                  1,811,870


Commitments and contingencies

Stockholders' equity:
         Preferred stock, par value $0.00001; 10,000,000 shares
           authorized, none issued and outstanding                                     -                      -
         Common stock, par value $0.0002; 50,000,000 shares
            authorized, 2,272,949 and 2,152,949 shares outstanding at
            December 31, 1996 and June 30, 1996, respectively                           440                     431
         Additional paid-in capital                                               6,697,098               6,717,093
         Less shares deemed treasury stock; 74,884 and 70,401 shares
            at December 31, 1996 and June 30, 1996, respectively                    (54,857)                (39,425)
         Accumulated deficit                                                     (4,888,009)             (5,482,160)
         Net unrealized holding loss on investment securities                       (79,921)                  -
                                                                                -----------            ------------
   Total stockholders' equity                                                     1,674,751               1,195,939
                                                                                -----------            ------------

                   Total liabilities and stockholders' equity                  $  3,712,645           $  12,156,498
                                                                                ===========            ============

    The accompanying notes are an integral part of the financial statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    For the three months ended        For the six months ended
                                                                             December 31,                    December 31,
                                                                       1996               1995          1996            1995
                                                                   ----------------------------     -----------------------------

Operating revenues:
         Net sales                                                $     140,509   $     225,810    $     270,674    $     440,548
         Oil and gas sales                                              176,712             -            176,712             -
                                                                   ------------    ------------     ------------     ------------
                                                                        317,221         225,810          447,386          440,548
                                                                   ------------    ------------     ------------     ------------

Operating costs and expenses:
         Cost of sales                                                  104,619          82,054          201,451          176,317
         Oil and gas production                                         121,437            -             121,437            -
         Selling expenses                                                16,126          14,796           27,795           26,668
         General and administrative expenses                            206,351         305,278          457,819          642,655
         Depreciation and depletion                                      23,942           1,213           25,154            2,426
                                                                  -------------    ------------     ------------     ------------
              Total operating expenses                                  472,475         403,341          833,656          848,066
                                                                  -------------    ------------     ------------     ------------

Loss from operations                                                   (155,254)       (177,531)        (386,270)        (407,518)
                                                                  -------------    ------------     ------------     ------------

Other income (expense):
         Gains (losses) on sales of securities                           16,566        (797,196)          27,785         (743,050)
         Interest and other income                                        6,346          68,993           36,015          169,396
                                                                  -------------    ------------     ------------     ------------
                                                                         22,912        (728,203)          63,800         (573,654)
                                                                  -------------    ------------     ------------     ------------

Loss from continuing operations before income taxes                    (132,342)       (905,734)        (322,470)        (981,172)
Provision for income taxes                                              103,383            -             101,954             -
                                                                  -------------    ------------     ------------     ------------
Loss from continuing operations                                        (235,725)       (905,734)        (424,424)        (981,172)
                                                                  -------------    ------------     ------------     ------------

Discontinued operations, net of income taxes
         Loss from discontinued operations of American Quality
            Manufacturing Corporation, net of income tax benefit of
            $217,000 for the periods ended December 31, 1996 and
            1995, respectively                                              -          (453,768)        (566,991)        (980,506)
         Loss from discontinued operations of Tempo Lighting,
            Inc., net of income taxes of $1,600                             -          (219,840)            -            (197,795)
         Gain on disposition of American Quality Manufacturing
            Corporation, net of income tax provision of $539,000            -             -            1,585,566            -
                                                                  -------------    ------------     ------------     ------------
(Loss) income from discontinued operations                                  -          (673,608)       1,018,575       (1,178,301)
                                                                  -------------    ------------     ------------     ------------
Net (loss) income                                                $     (235,725)  $  (1,579,342)   $     594,151    $  (2,159,473)
                                                                  =============    ============     ============     ============

Weighted average shares of common
         stock outstanding                                            2,101,597       1,706,079        2,092,769         1,666,300
                                                                  =============    ============     ============      ============

Loss per share from continuing operations                        $        (0.11)  $       (0.53)   $       (0.20)    $       (0.59)
(Loss) income per share from discontinued operations                       -              (0.40)            0.48             (0.71)
                                                                  -------------    ------------     ------------      ------------
         Net (loss) income per share                             $        (0.11)  $       (0.93)   $        0.28     $       (1.30)
                                                                  =============    ============     ============      ============

The accompanying notes are an integral part of the financial statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                For the six months ended
                                                                                      December 31,
                                                                                1996                 1995
                                                                                ---------------------------
Cash flows from operating activities:
         Net income (loss)                                                      $   594,151    $ (2,159,473)
         Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
                  Depreciation, amortization and depletion                           25,154           2,426
                  Provision for doubtful accounts                                    12,500             -
                  (Gain) loss on sales of marketable securities                     (17,332)        148,644
                  Gain on equity investment in Digital Communications
                     Technology Corporation                                         (46,654)        (90,265)
                  (Gain) loss on sales of securities of Digital
                     Communications Technology Corporation                          (10,453)        659,978
                  Discontinued operations                                        (1,575,695)        117,773
         (Increase) decrease in accounts receivable                                 (18,425)          3,771
         Decrease in inventories                                                      8,419          10,278
         Decrease in prepaid expenses and other                                     456,424             -
         Decrease in net deferred income tax benefit                                615,522         216,391
         Increase (decrease) in accounts payable                                     24,043         (54,918)
         Increase (decrease) in accrued liabilities                                 113,111          (4,369)
                                                                                 ----------     -----------
                       Net cash provided by (used in) operating activities          180,765      (1,149,764)
                                                                                 ----------     -----------

Cash flows from investing activities:
         Proceeds from sale of securities of Digital Communications
            Technology Corporation                                                   22,273          71,007
         Acquisition of oil and gas properties and capital expenditures            (105,414)            -
         Proceeds from sales of marketable securities                               375,163       2,137,730
         Purchases of marketable securities                                        (562,846)     (1,029,083)
                                                                                 ----------     -----------
                       Net cash (used in) provided by investing activities         (270,824)      1,179,654
                                                                                 ----------     -----------

Cash flows from financing activities:
         Repayment of advances from officer                                         (16,000)            -
         Advances from stockholder                                                  171,000             -
         Net short-term repayments                                                      -           (60,872)
         Net payments from ESOP                                                         -            60,872
                                                                                 ----------     -----------
                       Net cash used in financing activities                        155,000               0
                                                                                 ----------     -----------

Increase (decrease) in cash and cash equivalents                                     64,941          29,890
Cash and cash equivalents at beginning of period                                     36,628          97,505
                                                                                 ----------     -----------
Cash and cash equivalents at end of period                                      $   101,569    $    127,395
                                                                                 ==========     ===========

The accompanying notes are an integral part of the financial statements :

                        MILLENNIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                  (unaudited)

                                                                                For the six months ended
                                                                                      December 31,
                                                                                1996                1995
                                                                          --------------       --------------

Supplemental disclosures of cash flow information:

         Cash paid during the period for:
              Interest (non-capitalized)                                  $        1,523       $       11,404
                                                                           =============        =============
              Income taxes                                                $            0       $            0
                                                                           =============        =============

Supplemental schedule of noncash investing and financing activities:

         The Company acquired certain interests in oil and gas properties on November 20, 1996. The purchase price consisted of $100,000 in cash, a $1,615,689 promissory note and 120,000 shares of the Company's common stock, valued at $150,000.

         The Company's investment in Digital Communications Technology Corporation was reduced by $185,419 during the six months ended December 31, 1996 due to the dilutive effects of the issuance, by Digital Communications Technology Corporation, of approximately 858,000 shares of common stock.







The accompanying notes are an integral part of the financial statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  -------------


1.       Summary of Significant Accounting Policies:
         ------------------------------------------

The accompanying consolidated financial statements include the accounts of Millennia, Inc. and all majority-owned subsidiaries (collectively referred to as the "Company"). The subsidiaries include Omni Doors, Inc. ("Omni") and Doblique Energy Corporation ("Doblique"). Significant intercompany accounts and transactions have been eliminated.

The Company also holds a 15.33% ownership interest in Digital Communications Technology Corporation ("DCT") as of December 31, 1996. At June 30, 1996, this ownership interest was 17.55%. The Company accounts for its investment in DCT using the equity method. (The reduction in ownership percentage is due to the dilutive effect of the issuance of additional common stock by DCT.)

Effective February 29, 1996, the Company sold 100% of the common stock of Tempo Lighting, Inc. ("Tempo"). The operations of Tempo are therefore segregated and presented as discontinued operations on the Consolidated Statements of Operations.

Effective August 31, 1996, the Company sold 100% of its ownership interest in American Quality Manufacturing Corporation ("AQM") for the assumption of all liabilities of AQM. The results of operations of AQM are therefore presented as a component of discontinued operations in the Consolidated Statements of Operations.

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

2.       Marketable Securities:
         ---------------------

Marketable securities consist of equity securities which had an aggregate cost of approximately $205,016 at December 31, 1996. The marketable securities portfolio contains net unrealized losses of $79,921, resulting in a carrying amount of $125,095 at December 31, 1996. The unrealized losses are reported as a separate component of stockholders' equity. The Company's marketable securities are classified as available for sale securities.

                        MILLENNIA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

3.       Inventories:
         -----------

The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                                                  December 31,         June 30,
                                                                      1996               1996
                                                                 ---------------    --------------
           Finished goods and purchased product               $           92,941  $        100,934
           Raw materials and supplies                                      4,400             4,826
                                                                 ===============    ==============
                                                              $           97,341  $        105,760
                                                                 ===============    ==============

4.       Property, Plant and Equipment:
         -----------------------------

Property,   plant  and  equipment  and  related  accumulated   depreciation  are
summarized as follows:

                                                                  December 31,        June 30,
                                                                     1996             1996
                                                               ---------------   --------------
          Vehicle                                             $         19,635  $        19,635
          Machinery and equipment                                       13,034           13,034
          Leasehold improvements                                         4,193            4,193
          Oil and gas properties                                     1,855,414              -
                                                               ---------------   --------------
                                                                     1,892,276           36,862
          Less: accumulated depreciation and depletion                 (46,060)         (20,906)
                                                               ===============   ==============
                                                              $      1,846,216  $        15,956
                                                               ===============   ==============

5.       Equity Investment in DCT:
         ------------------------

Summarized   financial   statement   information  for  DCT  is  presented  below
(unaudited):

                                                        For the six            For the six
                                                       months ended           months ended
                                                        December 31,           December 31,
                                                            1996                   1995
                                                      ------------------    ------------------
          Net sales                                       $   15,814,416        $   13,281,982
          Operating profit                                $      614,292        $      805,001
          Income from continuing operations               $      301,940        $      318,122
          Net income                                      $      297,255        $      413,482
          Earnings per share                              $         0.05        $         0.08

                        MILLENNIA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

5.       Equity Investment in DCT, continued:
         -----------------------------------

                                                            As of                 As of
                                                          December 31,           June 30,
                                                              1996                 1996
                                                      ------------------    ------------------
          Current assets                                    $ 11,374,511        $    9,711,473
          Total assets                                      $ 17,648,933        $   15,675,489
          Current liabilities                               $  7,169,396        $    5,955,208
          Total liabilities                                 $  9,574,146        $    7,778,487
          Total stockholders' equity                        $  8,074,787        $    7,897,002

6.       Discontinued Operations:
         -----------------------

Effective February 29, 1996, the Company sold 100% of the common stock of Tempo for a net cash purchase price of $453,436. The results of operations of Tempo have been reported separately as a discontinued operation in the Consolidated Statement of Operations.

Effective August 31, 1996, the Company sold 100% of its ownership interest in AQM for the assumption of all liabilities of AQM. In addition, the AQM sale included the release of the Company's guarantees of certain debt (1) with AQM's primary lending institution; (2) with certain key vendors; and (3) related to the payment and performance under AQM's lease of its operating facility in Conway, Arkansas. The sale agreement contains a total guaranty release cap of $5.5 million. Additionally, the Company retained its contingent guarantee of a $400,000 note between AQM and DCT. The results of operations of AQM are therefore presented as a component of discontinued operations in the Consolidated Statements of Operations.

Summarized results of operations of the discontinued operations of Tempo for the six months ended December 31, 1995 are as follows:
                                                               December 31,
                                                                  1995
                                                             ---------------
                     Net sales                               $     1,887,267
                     Operating loss                          $      (165,149)
                     Net loss from discontinued operation    $      (196,195)

Summarized results of operations of the discontinued operations of AQM for the period from July 1, 1996 to the disposition date and for the six months ended December 31, 1995 are as follows:

                                                          July 1,1996 to        December 31,
                                                           Disposition             1995
                                                         -----------------    ----------------
                     Net sales                             $     2,682,751      $    8,881,104
                     Operating loss                        $      (983,604)     $     (599,230)
                     Net loss from discontinued operation  $      (566,991)     $     (980,506)

                        MILLENNIA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

7.       Oil and Gas Operations:
         ----------------------

On November 4, 1996, Doblique acquired certain oil and gas properties. The purchase price consisted of $100,000, a $1,615,689 promissory note and 120,000 shares of the Company's common stock. The terms of the promissory note require monthly interest payments at an annual rate of 12%. The monthly payments are to be paid from 100% of the net proceeds generated by the oil and gas properties. Any remaining unpaid principal balance is due on November 1, 1999. The promissory note is secured by the interests in the oil and gas properties, and is further secured by 750,000 shares of common stock of Digital Communications Technology Corporation.

The asset purchase and sale agreement stipulated an effective date for transferring the seller's interests in the oil and gas properties to be October 1, 1996. Consequently, the operations of the acquired interests in the oil and gas properties are reflected in the consolidated statements of operations from the effective date. The Company accounted for the acquisition using the purchase method of accounting.

The Company follows the full-cost method of accounting for oil and gas properties, as prescribed by the Securities and Exchange Commission. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically, and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. The Company's does not currently own any unproved properties.

The net capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic conditions.

Information regarding the Company's oil and gas reserves has been filed as a part of the Company's Form 8-K/A on December 30, 1996.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Overview

         Effective August 31, 1996, the Company sold all the issued and outstanding stock of AQM. Since, at the time of the sale, AQM had liabilities in excess of its assets, the sale of AQM relieved the Company of the net liabilities of AQM upon consolidation and resulted in a gain from the disposition of AQM of approximately $1,586,000. AQM generated losses from operations from July 1, 1996 to the effective sale date of approximately $567,000 which resulted in a net gain from the discontinued operations and sale of AQM of approximately $1,019,000. The gain on disposition of AQM and the losses generated from AQM's operations are segregated under discontinued operations on the Company's consolidated statements of operations.

         The net gain from discontinued operations offset the Company's loss from continuing operations before income taxes of approximately $322,000 for the six months ended December 31, 1996, resulting in net income of approximately $594,000 for the same period. For both the three month and six month periods ended December 31, 1996, the Company generated smaller losses from continuing operations before income taxes than in the corresponding periods of the prior year. This difference is due primarily to significant losses incurred in the prior year upon the disposition of approximately 1,622,000 shares of the Company's investment in DCT. The transfer of DCT stock in the prior year was effected in order to repay a stockholder of the Company. The stockholder had previously transferred approximately 1,659,000 of the Company's common stock to creditors of AQM.

         During the quarter ended December 31, 1996, an income tax provision resulted from a reevaluation of an estimate of the income tax refund to be received by the Company. Upon collection of the refund and based on the results of an Internal Revenue Service examination, it was determined that approximately $103,000 of the balance recorded as an income tax receivable would not be collected. Consequently, the asset was reduced and a corresponding tax provision was expensed in the current period. This non cash item did not impact the Company's liquidity.

         Interest and other income for the three and six months ended December 31, 1996 are lower than the results for the comparative periods. The difference is due to the reduction of the Company's ownership percentage in DCT since the corresponding periods of the prior year. The Company's average ownership in DCT for the six month period ended December 31, 1996 was 16% as compared to 32% for the six months ended December 31, 1995, resulting in the lower equity interest in DCT's net income. The current period reduction in the Company's ownership percentage in DCT is due to the dilutive effect of the issuance of additional common stock by DCT during the six month period ended December 31, 1996.

         As in the quarter ended September 30, 1996, the Company's general and administrative expenses were the most significant operating expense item for the three and six month periods ended December 31, 1996. The decline from the corresponding periods of the prior year was primarily the result of a reduction of corporate overhead payroll costs due to the lower level of activity during these periods caused by the disposition of AQM and Tempo. Overhead payroll costs declined approximately 61% and 66% for the three and six month periods ended
December 31, 1996 as compared to the same periods ended December 31, 1995. However, legal and professional fees increased 73% to approximately $152,000 for the six months ended December 31, 1996 over the same period ended December 31, 1995. These legal fees were associated with the shareholder derivative action, as discussed in the Company's prior reports. The Company's net sales revenues for the three and six month periods ended December 31, 1996 are approximately 38% lower than those of the corresponding periods of the prior year. The decline is due to the discontinuance of management fees which were charged to DCT during the periods ended December 31, 1995. Management fees charged to DCT ceased in December 1995, coinciding with the Company's reduced ownership interest in DCT. Services previously provided by the Company were assumed by DCT employees.

Door Distribution Segment

         Net sales from this segment approximated $141,000 and $271,000 for the three and six months ended December 31, 1996 as compared to approximately $105,000 and $230,000 for the three and six months ended December 31, 1995. The highly competitive market in which Omni operates will often produce fluctuations in sales depending on various external factors. The increase in sales, therefore, does not necessarily represent a trend of continued sales increases, but is instead a function of the volatility of the marketplace. This segment is however, enjoying repeat business as it continues to establish a reputation in the marketplace. Therefore, some of the sales increases can be attributable to customer satisfaction with the products and services provided.

         For the three and six month periods ended December 31, 1996, this segment generated operating income of approximately $5,300 and $2,400 as compared to operating losses of approximately $7,700 and $6,200 for the comparable periods of the prior year. The primary reason for the operating income in the current periods is the increased sales, especially during the three months ended December 31, 1996. Also, a decline in cost of goods sold as a percentage of sales from approximately 78% for the three and six month periods ended December 31, 1995 to approximately 75% during the three and six months ended December 31, 1996 contributed to the operating income. Increased sales of wood doors, for which the segment earns slightly higher margins, contributed to the decline in cost of goods sold.

Oil and Gas Segment

         During the quarter ended December 31, 1996, the Company's Doblique subsidiary acquired certain interests in oil and gas properties located in Texas, Oklahoma and New Mexico. Revenues and production expenses related to these activities are included as separate line items on the Company's consolidated statements of operations. Included in the oil and gas production costs is approximately $23,000 of depletion expense, with the remaining balance comprised primarily of lease operating expenses related to the associated oil and gas properties. Prior to interest expense of approximately $32,000, this segment generated approximately $20,000 in operating income during the three months ended December 31, 1996.

Capital Resources

     The Company does not currently have any material commitments for capital expenditures. However, the Company is actively seeking acquisition candidates to include within the consolidated group. Such business acquisitions are expected to be financed through a combination of debt (seller-financing) and new stock issuances.

 Liquidity

      During the six month period ended December 31, 1996, the Company's operating activities provided cash flows of approximately $181,000. This is compared with net cash used in operating activities of approximately $1,150,000 for the six month period ended December 31, 1995. The primary reason for the positive operating cash flows in the six months ended December 31, 1996 was the receipt of the Company's income tax refund and related interest totaling approximately $494,000. The Company was able to utilize its net operating losses experienced during the 1995 fiscal year and carry them back to prior years when the Company generated taxable income and paid income taxes. The income tax refund offset the operating cash requirements of the six months ended December 31, 1996, and the excess cash was utilized to establish the Company's marketable securities portfolio which had previously been liquidated prior to June 30, 1996.

         In addition to the establishment of the Company's marketable securities portfolio, approximately $105,000 was used to acquire interests in oil and gas properties through the Company's Doblique subsidiary. When combining the activities of the marketable securities portfolio and the investment in oil and gas properties, approximately $271,000 in cash was used in investing activities during the six months ended December 31, 1996.
         In order to fund current operations, approximately $155,000 was advanced to the Company by a stockholder during the six months ended December 31, 1996. These temporary advances are anticipated to be repaid within the subsequent six months from proceeds from the marketable securities portfolio and/or from the Company's operations.

         The primary sources of funding for the operations of the Company in fiscal year 1997 will be proceeds from the marketable securities portfolio. The Company may also sell part of its investment securities in DCT to provide cash as needed. Furthermore, the Company plans to seek out additional business acquisition candidates and/or start-up opportunities which will provide
supplemental   operating   cash   necessary  to  fund  the  Company's   overhead
requirements.

Significant   Unconsolidated   Subsidiary--Digital   Communications   Technology
Corporation

         DCT files a separate Form 10-QSB with the Securities and Exchange Commission. Excerpts from DCT's management discussion and analysis section of its Form 10-QSB is included below. The reader is encouraged to read DCT's entire Form 10-QSB for more complete information.

Overview

         DCT continued to enjoy significant sales growth for the quarter and six month periods ended December 31, 1996. Net sales for the three months ended December 31, 1996 increased approximately 11% to an all-time quarterly record. Net sales for the six month period ended December 31, 1996 increased approximately 19% and were also the highest six months' sales in DCT's history. DCT, however, experienced a decline in operating profits, both in real terms and as a percentage of net sales. Increases in cost of goods sold and general and administrative expenses, particularly legal fees associated with the shareholder derivative lawsuit (approximately $100,000), contributed to the lower operating profits.

Liquidity

         DCT utilized approximately $1,034,000 and $570,000 in cash from operating activities for the six months ended December 31, 1996 and 1995, respectively. DCT's operating cash position is due primarily to the large increase in accounts receivable which was partially offset by an increase in accounts payable and a decrease in the level of inventory.

         Accounts receivable increased approximately $3,288,000 from the balance at June 30, 1996. The increase is due to the corresponding increase in net sales for the current six month period. DCT's accounts receivable collection period (measuring how quickly, on average, DCT collects its accounts receivable) increased from approximately 61 days at June 30, 1996 to approximately 86 days at December, 1996. The increase is due to the significant amount of billings that occurred during the last quarter. These billings negatively affected the average days in collection by increasing the balance of accounts receivable at the end of the period. DCT continues to receive competitive pressures from its customers to grant longer payment terms. Management will continue to focus on this area to improve credit and collections efforts.

         Accounts payable increased approximately $445,000 for the six months ended December 31, 1996 as compared to a decrease of approximately $577,000 for the same period ended December 31, 1995. The increase in accounts payable in the current period is due primarily to the growth in sales volume that has dictated additional purchases. In addition, efforts to maintain a low outstanding balance on the revolving line of credit have contributed to the increase.

         Overall inventory levels declined by $511,000 from June 30, 1996 to December 31, 1996. The reduction is primarily due to the decrease in the amount of raw materials on hand. Management has been successful in its efforts to ensure that the least amount of operating cash is invested in inventory by insisting that shipments of raw materials are made on a just-in-time basis and by minimizing the amount of raw materials purchased. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, DCT does not stock significant quantities of finished products, shipping orders immediately upon completion.

         Approximately $11,000 in net cash was used in investing activities for the six month period ended December 31, 1996 as compared to approximately $684,000 in cash provided by investing activities for the corresponding period of the prior year. The primary reason for this change in position is the increase in capital expenditures in the current period (see Capital Resources below).

         DCT utilized its line of credit to provide approximately $1,084,000 for working capital needs during the six months ended December 31, 1996 and repaid approximately $189,000 in long-term debt. Management intends to selectively utilize its line of credit to fund working capital requirements when needed, and expects to reduce the amount outstanding on the line of credit as collections on accounts receivable are received.

         During the six month period ended December 31, 1996, DCT's cash needs were met primarily through operations. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources

         DCT invested approximately $945,000 in equipment and leasehold improvements for the six month period ended December 31, 1996. These larger capital expenditures related primarily to expenditures for duplication, loading, packaging, and leasehold improvements at both DCT's Indianapolis and Ft. Lauderdale facilities. DCT plans to continue to expand current operating facilities in order to fully meet the high volume demands of the retail-sell-through market. DCT intends to finance these expenditures through operations and through separate financing arrangements.

Results of Operations

         Overall growth in DCT's target markets led to continued sales growth of approximately 19% in the current fiscal year to date. Net sales for the three months ended December 31, 1996 increased approximately 11% to an all-time quarterly record of $8,794,000, up from $7,896,000 for the same period ended December 31, 1995. Net sales of $15,814,000 for the six month period ended
December 31, 1996 were also the highest in DCT's history, compared with $13,282,000 for the same period last year. Significant sales increases were experienced in the last quarter as orders were filled to meet the holiday buying season demands. As in the prior fiscal year, management's focus on the retail-sell-through market resulted in this sales surge. This market centers on sales of pre-recorded video tapes which are sold at the retail level. DCT's customer base has become increasingly dominated by the companies which distribute these pre-recorded videos to the retail sell-through market, and management has positioned DCT to capitalize on this portion of the video industry.

         Operating profit did not match the increased sales, declining from approximately $514,000 (6.5% of net sales) to $446,000 (5.1% of net sales) for the three months ended December 31, 1995 and 1996, respectively. A similar decline was experienced for the six months ended December 31, 1996. Operating profit for this period declined from approximately $805,000 (6.1% of net sales) to $614,000 (3.9% of net sales). The decline in operating profit is due to increases in cost of goods sold and general and administrative expenses, particularly legal fees associated with the shareholder derivative lawsuit (approximately $100,000).

         Cost of goods sold, as a percentage of sales, increased to 80% for the six months ended December 31, 1996 as compared to 79% for the six months ended December 31, 1996. The increased cost of goods sold is directly attributable to increased usage of temporary labor and the cost of offloading excess production volumes to other duplicators. Use of these outside sources was unavoidable in order to complete customer orders that exceeded existing capacity at both facilities. The lack of sufficient capacity was due to unexpected delays in the installation of new capacity. Management has already taken the steps necessary to provide for the increase in sales volume by providing for new duplication and packaging equipment. In addition, increased consultant fees were incurred in the current period as hands-on outside experts were utilized to accelerate the implementation of expanded capacity and new management methods in the Indianapolis facility. Management recognizes that cost containment through efficiency gains and productivity improvements is essential to DCT's continued profitable growth and will continue to analyze and monitor DCT's performance in this area.

         Selling expenses increased in relative proportion to the increase in net sales for the three months ended December 31, 1996. As a percentage of net sales, selling expenses remained relatively consistent, decreasing from 4.2% to 4.1% for the six months ended December 31, 1995 and 1996, respectively.

         General and administrative expenses increased for the six months ended December 31, 1996 to approximately $1,188,000 (7.5% of net sales) as compared to approximately $844,000 (6.4%) for the corresponding period of the prior year. The increase in the percentage of net sales is attributable to salary increases and additional legal fees incurred in connection with the shareholder derivative lawsuit.

         DCT realized income from securities transactions of approximately $92,000 for the six months ended December 31, 1996 as compared to approximately $72,000 for the corresponding period of the prior year. The gains were from investment transactions associated with DCT's marketable securities portfolio. DCT invests funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

         Interest expense decreased sharply from approximately $380,000 to $212,000 for the six months ended December 31, 1995 and 1996, respectively and from approximately $204,000 to $103,000 for the three months ended December 31, 1995 and 1996, respectively. This decrease is due to decreased borrowings on DCT's line of credit.

                                     PART II



Item 4.  Submission of Matters to a Vote of Security Holders

         An annual meeting of stockholders of the Company was held on December 10, 1996 at the Company's corporate offices in Dallas, Texas.

A proposal to elect Kevin B. Halter to hold office as director until the next annual election of directors by stockholders was approved as follows:

         1,347,703 shares, or 97.90% of the outstanding shares represented at the meeting voted in favor of the proposal. 4,666 shares, or 0.34% of the outstanding shares represented at the meeting voted against the proposal. 24,179 shares, or 1.76% of the outstanding shares represented at the meeting abstained from voting.

A proposal to elect Kevin B. Halter, Jr. to hold office as director until the next annual election of directors by stockholders was approved as follows:

         1,347,015 shares, or 97.85% of the outstanding shares represented at the meeting voted in favor of the proposal. 5,354 shares, or 0.39% of the outstanding shares represented at the meeting voted against the proposal. 24,179 shares, or 1.76% of the outstanding shares represented at the meeting abstained from voting.

A proposal to elect Don R. Benton to hold office as director until the next annual election of directors by stockholders was approved as follows:

         1,347,454 shares, or 97.87% of the outstanding shares represented at the meeting voted in favor of the proposal. 5,215 shares, or 0.37% of the outstanding shares represented at the meeting voted against the proposal. 24,179 shares, or 1.76% of the outstanding shares represented at the meeting abstained from voting.

A proposal to elect James Smith to hold office as director until the next annual election of directors by stockholders was approved as follows:

         1,348,279 shares, or 97.95% of the outstanding shares represented at the meeting voted in favor of the proposal. 4,090 shares, or 0.29% of the outstanding shares represented at the meeting voted against the proposal. 24,179 shares, or 1.76% of the outstanding shares represented at the meeting abstained from voting.

A proposal to ratify appointment of S.W. Hatfield + Associates as independent auditors was approved as follows:

         1,359,751 shares, or 98.78% of the outstanding shares represented at the meeting voted in favor of the proposal. 9,832 shares, or 0.71% of the outstanding shares represented at the meeting voted against the proposal. 24,179 shares, or 0.51% of the outstanding shares represented at the meeting abstained from voting.

A proposal to change the name of the Company was approved as follows:

         1,349,238 shares, or 98.02% of the outstanding shares represented at the meeting voted in favor of the proposal. 19,891 shares, or 1.45% of the outstanding shares represented at the meeting voted against the proposal. 7,169 shares, or 0.53% of the outstanding shares represented at the meeting abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K

         The Company filed a current report on Form 8-K with the Commission on November 19, 1996 reporting the acquisition of certain interests in oil and gas properties from Magnum Hunter Production, Inc.

         The Company filed a current report on Form 8-K on December 19, 1996 announcing the approval of a proposal at the Company's annual meeting of stockholders to change the name of the Company from S.O.I.
Industries, Inc. to Millennia, Inc.

         The Company filed a current report on Form 8-K/A on December 30, 1996 as an amendment to the From 8-K filed on November 19, 1996. This Form 8-K/A included the required financial statements of the acquired oil and gas properties and pro forma financial information.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIA, INC.


       /s/ Kevin B. Halter
By:  ________________________________                  Date:  February 14, 1997
       Kevin B. Halter, President



        /s/ Tim C. Hafer
By: ________________________________                   Date:  February 14, 1997
       Tim C. Hafer, Vice President and
       Chief Financial Officer