Form 10QSB
period 1997-03-31
MILLENNIA INC
filed 1997-05-15
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MarkOne)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition  period from __________ to __________

Commission file number: 1-12572

                                 MILLENNIA, INC.
   (Exact name of small business issuer as specified in its charter)

            Delaware                                  59-2158586
(State or other jurisdiction              (IRS Employer Identification No.)
     of incorporation or
        organization)

                16910 Dallas Parkway, Suite 100, Dallas, TX 75248

                    (Address of principal executive offices)

                                 (972) 248-1922
                           (Issuer's telephone number)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the common stock of the small business issuer on April 30, 1997, the latest practicable date, was 2,274,385.

Transitional Small Business Disclosure Format (Check one):  Yes ( ) No (X)

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

                      MILLENNIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,
                                                                                     1997          June 30,
                                                                                  (Unaudited)       1996
                                                                                  -----------     ---------
           ASSETS

Current assets:
  Cash and cash equivalents                                                     $     45,298   $     36,628
  Marketable securities                                                              122,938              -
  Accounts receivable, less allowance for doubtful accounts
    of $30,000 at March 31, 1997 and $15,500 at June 30, 1996                         80,872         71,867
  Other accounts receivable                                                           94,630            699
  Inventories                                                                        107,323        105,760
  Prepaid expenses and other                                                          12,895        582,562
  Deferred tax asset                                                                   6,200        617,142
  Net current assets of discontinued operations                                            -      5,072,860
                                                                                   ---------      ---------
       Total current assets                                                          470,156      6,487,518

Property, plant and equipment, net of
  accumulated depreciation and depletion                                           1,817,964         15,956
Investment in Digital Communications Technology Corporation                        1,065,747      1,388,078
Deferred tax asset                                                                    31,600         77,214
Other assets                                                                           6,107          5,779
Net other assets of discontinued operations                                                -      4,181,953
                                                                                 -----------    -----------
            Total assets                                                        $  3,391,574   $ 12,156,498
                                                                                 ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                      $    239,440   $     83,102
  Accounts payable - officer / stockholder                                           238,100         16,000
  Accrued liabilities and other                                                       66,966         30,949
  Current portion of note payable                                                     44,537              -
  Net current liabilities of discontinued operations                                       -      9,018,638
                                                                                 -----------    -----------
       Total current liabilities                                                     589,043      9,148,689
                                                                                 -----------    -----------

Note payable - Magnum Hunter Production, Inc.                                      1,557,694              -
Net other liabilities of discontinued operations                                           -      1,811,870


Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $0.00001; 10,000,000 shares
    authorized, none issued and outstanding                                                -              -
  Common stock, par value $0.0002; 50,000,000 shares
     authorized, 2,274,385 and 2,152,949 shares outstanding at
     March 31, 1997 and June 30, 1996, respectively                                      455            431
  Additional paid-in capital                                                       6,654,637      6,717,093
  Less shares deemed treasury stock; 72,606 and 70,401 shares
     at March 31, 1997 and June 30, 1996, respectively                               (44,439)       (39,425)
  Accumulated deficit                                                             (5,171,163)    (5,482,160)
  Net unrealized holding loss on investment securities                              (194,653)             -
                                                                                 -----------    -----------
       Total stockholders' equity                                                  1,244,837      1,195,939
                                                                                 -----------    -----------

            Total liabilities and stockholders' equity                          $  3,391,574   $ 12,156,498
                                                                                 ===========    ===========


The accompanying notes are an integral part of the financial statements

                      MILLENNIA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                                                        For the three             For the nine
                                                                                         months ended             months ended
                                                                                           March 31,                March 31,
                                                                                           ---------                ---------
                                                                                     1997          1996          1997        1996
                                                                                   --------      --------      --------    --------
Operating revenues:
   Net sales                                                                    $   140,892  $     97,243    $  411,566 $   537,848
   Oil and gas sales                                                                201,052             -       377,764           -
                                                                                 -----------  ------------    ---------- -----------
                                                                                    341,944        97,243       789,330     537,848
                                                                                 -----------  ------------    ---------- -----------

Operating costs and expenses:
   Cost of sales                                                                    109,431        78,821       310,882     254,563
   Oil and gas production                                                           108,774             -       230,211           -
   Selling expenses                                                                  14,510        11,610        42,304      38,279
   General and administrative expenses                                              163,995       533,441       621,814   1,175,165
   Depreciation and depletion                                                        33,726         1,212        58,881       3,998
                                                                                 -----------  ------------    ---------- -----------
        Total operating expenses                                                    430,436       625,084     1,264,092   1,472,005
                                                                                 -----------  ------------    ---------- -----------

Loss from operations                                                                (88,492)     (527,841)     (474,762)   (934,157)
                                                                                 -----------  ------------    ---------- -----------

Other income (expense):
   Gains (losses) on sales of securities                                             15,342        82,980        32,674    (660,070)
   Interest and other (expense) income                                             (167,888)      (32,517)     (121,420)    166,811
                                                                                 -----------  ------------    ---------- -----------
                                                                                   (152,546)       50,463       (88,746)   (493,259)
                                                                                 -----------  ------------    ---------- -----------

Loss from continuing operations before income taxes                                (241,038)     (477,378)     (563,508) (1,427,416)
Provision for income taxes                                                           42,115             -       144,069           -
                                                                                 -----------  ------------    ---------- -----------
Loss from continuing operations                                                    (283,153)     (477,378)     (707,577) (1,427,416)
                                                                                 -----------  ------------    ---------- -----------

Discontinued operations, net of income taxes
   Loss from discontinued operations of American Quality
      Manufacturing Corporation, net of income tax benefit of
      $0 for the periods ended March 31, 1997 and 1996,
      respectively                                                                        -      (142,797)     (566,991) (1,156,036)
   Loss from discontinued operations of Tempo Lighting,
      Inc., net of income taxes of $1,600                                                 -       (67,636)            -    (263,831)
   Gain on disposition of American Quality Manufacturing
      Corporation, net of income tax provision of $539,000.                               -             -     1,585,566           -
   Loss on disposition of Tempo Lighting, Inc.                                            -      (900,000)            -    (900,000)
                                                                                 -----------  ------------    ---------- -----------
(Loss) income from discontinued operations                                                -    (1,110,433)    1,018,575  (2,319,867)

                                                                                 -----------  ------------    ---------- -----------

Net (loss) income                                                               $  (283,153) $ (1,587,811)   $  310,998 $(3,747,283)
                                                                                 ===========  ============    ========== ===========

Weighted average shares of common
   stock outstanding                                                              2,199,118     1,714,419     2,127,679   1,665,750
                                                                                 ===========  ============    ========== ===========

Loss per share from continuing operations                                       $     (0.13) $      (0.28)   $    (0.33)$     (0.86)
(Loss) income per share from discontinued operations                                      -         (0.65)         0.48       (1.39)
                                                                                 -----------  ------------    ----------  ----------
   Net (loss) income per share                                                  $     (0.13) $      (0.93)   $     0.15  $    (2.25)
                                                                                 ===========  ============    ==========  ==========



The accompanying notes are an integral part of the financial statements

                     MILLENNIA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                               For the nine months ended
                                                                                                        March 31,
                                                                                                       ----------
                                                                                                  1997           1996
                                                                                                --------       ---------
Cash flows from operating activities:
  Net income (loss)                                                                          $   310,998    $(3,747,283)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation, amortization and depletion                                                    58,880          3,998
      Provision for doubtful accounts                                                             14,500              -
      (Gain) loss on sales of marketable securities                                              (32,674)       148,644
      Loss (gain) on equity investment in Digital
        Communications Technology Corporation                                                     66,854       (200,875)
      (Gain) loss on sales of securities of Digital
        Communications Technology Corporation                                                     (9,680)       511,426
      Discontinued operations                                                                 (1,575,695)     2,220,337
  Increase in accounts receivable                                                                (23,505)        (1,502)
  (Increase) decrease in inventories                                                              (1,563)        16,777
  Decrease (increase) in prepaid expenses and other                                              491,097       (117,365)
  Decrease in net deferred income tax benefit                                                    656,556        111,309
  Increase (decrease) in accounts payable                                                        156,338        (16,409)
  Increase (decrease) in accrued liabilities                                                      38,017         (6,695)
                                                                                              -----------    -----------
         Net cash provided by (used in) operating activities                                     150,123     (1,077,638)
                                                                                              -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of securities of Digital Communications
     Technology Corporation                                                                       45,710         71,007
  Acquisition of oil and gas properties and capital expenditures                                (110,888)
  Proceeds from sales of marketable securities                                                   492,559      2,137,730
  Purchases of marketable securities                                                            (777,476)    (1,029,083)
                                                                                              -----------    -----------
         Net cash (used in) provided by investing activities                                    (350,095)     1,179,654
                                                                                              -----------    -----------

Cash flows from financing activities:
  Repayment of advances from officer                                                             (16,000)             -
  Advances from stockholder, net of repayments                                                   238,100              -
  Repayments on note payable                                                                     (13,458)             -
  Net short-term repayments                                                                            -       (355,089)
  Net payments from ESOP                                                                               -        355,089
                                                                                              -----------    -----------
         Net cash provided by financing activities                                               208,642              0
                                                                                              -----------    -----------

Increase in cash and cash equivalents                                                              8,670        102,016
Cash and cash equivalents at beginning of period                                                  36,628         97,505
                                                                                              -----------    -----------
Cash and cash equivalents at end of period                                                   $    45,298    $   199,521
                                                                                              ===========    ===========


The accompanying notes are an integral part of the financial statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (unaudited)

                                                                                               For the nine months ended
                                                                                                        March 31,
                                                                                                       ----------
                                                                                                  1997          1996
                                                                                               ---------      ---------
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (non-capitalized)                                                               $     3,684    $    12,852
                                                                                              ===========    ===========
    Income taxes                                                                             $         0    $         0
                                                                                              ===========    ===========

Supplemental schedule of noncash investing and financing activities:

  The Company acquired certain interests in oil and gas properties on November 20, 1996. The purchase price consisted of $100,000 in cash, a $1,625,842 promissory note and 120,000 shares of the Company's common stock, valued at $150,000.

  The Company's investment in Digital Communications Technology Corporation was reduced by by $200,763 during the nine months ended March 31, 1997 due to the dilutive effects of the issuance, by Digital Communications Technology Corporation, of approximately 983,000 shares of its common stock.

  The Company transferred approximately 1,622,000 shares of its investment in the common stock of Digital Communications Technology Corporation in connection with the settlement of approximately $1,217,000 in creditors' claims against one of the Company's discontinued subsidiaries during the nine month period ended March 31, 1996.







The accompanying notes are an integral part of the financial statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  -------------


1.       Summary of Significant Accounting Policies:
         -------------------------------------------

The accompanying consolidated financial statements include the accounts of Millennia, Inc. and all majority-owned subsidiaries (collectively referred to as the "Company"). The subsidiaries include Omni Doors, Inc. ("Omni"), Doblique
Energy Corporation ("Doblique") and Millennia Entertainment, Inc. ("MEI"). Significant intercompany accounts and transactions have been eliminated.

The Company also holds a 14.76% ownership interest in Digital Communications Technology Corporation ("DCT") as of March 31, 1997. At June 30, 1996, this ownership interest was 17.55%. The Company accounts for its investment in DCT using the equity method. (The reduction in ownership percentage is due to the dilutive effect of the issuance of additional common stock by DCT and to the Company's open market sales of DCT stock.)

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

2.       Marketable Securities:
         ---------------------

Marketable securities consist of equity securities which had an aggregate cost of $317,590 at March 31, 1997. The marketable securities portfolio contains net unrealized losses of $194,653, resulting in a carrying amount of $122,938 at March 31, 1997. The unrealized losses are reported as a separate component of stockholders' equity. The Company's marketable securities are classified as available for sale securities.

                        MILLENNIA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

3.       Inventories:
         -----------

The inventories are valued at the lower of cost (first-in, first-out method) or market and consisted of the following:

                                                                    March 31,          June 30,
                                                                      1997               1996
                                                                 ----------------    --------------
           Finished goods and purchased product               $          102,923  $        100,934
           Raw materials and supplies                                      4,400             4,826
                                                                 ----------------    --------------
                                                              $          107,323  $        105,760
                                                                 ================    ==============


4.       Property, Plant and Equipment:

Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                                    March 31,          June 30,
                                                                      1997               1996
                                                                 ----------------    --------------
          Vehicle                                             $           19,635  $         19,635
          Machinery and equipment                                         15,172            13,034
          Leasehold improvements                                           4,193             4,193
          Oil and gas properties                                       1,858,750                 -
                                                                 ----------------    --------------
                                                                       1,897,750            36,862
          Less: accumulated depreciation and depletion                   (79,786)          (20,906)
                                                                 ----------------    --------------
                                                              $        1,817,964  $         15,956
                                                                 ================    ==============

5.       Equity Investment in DCT:

Summarized   financial   statement   information  for  DCT  is  presented  below
(unaudited):

                                                                    For the nine          For the nine
                                                                    months ended          months ended
                                                                     March 31,             March 31,
                                                                       1997                  1996
                                                                 ------------------    ------------------
          Net sales                                           $         19,795,659  $         19,211,980
          Operating (loss) profit                             $           (307,105) $          1,202,136
          (Loss) income from continuing operations            $           (497,555) $            660,013
          Net (loss) income                                   $           (499,277) $            761,532
          (Loss) earnings per share                           $              (0.12) $               0.14


                        MILLENNIA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

5.       Equity Investment in DCT, continued:
         -----------------------------------

                                                                  March 31, 1997         June 30, 1996
                                                                 ------------------    ------------------
          Current assets                                      $          7,829,569  $          9,711,473
          Total assets                                        $         14,093,352  $         15,675,489
          Current liabilities                                 $          4,545,191  $          5,955,208
          Total liabilities                                   $          6,872,706  $          7,778,487
          Total stockholders' equity                          $          7,220,646  $          7,897,002


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

Summarized results of operations of the discontinued operations of Tempo for the nine months ended March 31, 1996 are as follows:

                                                                                   March 31,
                                                                                     1996
                                                                               ----------------
                     Net sales                                              $       2,443,017
                     Operating loss                                         $        (281,121)
                     Net loss from discontinued operation                   $        (263,831)


Summarized results of operations of the discontinued operations of AQM for the period from July 1, 1996 to the disposition date and for the nine months ended March 31, 1996 are as follows:

                                                          July 1,1996 to           March 31,
                                                           Disposition               1996
                                                         -----------------     ----------------
                     Net sales                        $         2,682,751  $       14,313,717
                     Operating loss                   $          (983,604) $         (663,057)
                     Net loss from discontinued
                     operation                        $          (566,991) $       (1,156,036)

                        MILLENNIA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)
                                  -------------

7.       Oil and Gas Operations:
         ----------------------

On November 4, 1996, Doblique acquired certain oil and gas properties. The purchase price consisted of $100,000, a $1,625,842 promissory note and 120,000 shares of the Company's common stock. The terms of the promissory note require monthly interest payments at an annual rate of 12%. The monthly payments are to be paid from 100% of the net proceeds generated by the oil and gas properties. Any remaining unpaid principal balance is due on November 1, 1999. The promissory note is secured by the interests in the oil and gas properties, and is further secured by 750,000 shares of common stock of Digital Communications Technology Corporation.

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

8.       Contingencies:
         -------------

In connection with the disposition of AQM, the Company was released from its guarantees of trade debts of AQM with certain key vendors. Nonetheless, one of these vendors has brought an action against the Company asserting its alleged rights under one of these guaranty agreements. Plaintiff's current demand is approximately $247,500. The Company believes that it was released from its guaranty of this debt and intends to vigorously defend itself in this matter.

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

         The net gain from discontinued operations offset the Company's loss from continuing operations before income taxes of approximately $633,000 for the nine months ended March 31, 1997, resulting in net income of approximately $385,000 for the same period. For both the three month and nine month periods ended March 31, 1997, the Company generated smaller losses from continuing operations before income taxes than in the corresponding periods of the prior year. This difference is due primarily to significant losses incurred in the prior year upon the disposition of approximately 1,622,000 shares of the Company's investment in DCT. The transfer of DCT stock in the prior year was effected in order to repay a stockholder of the Company. The stockholder had previously transferred approximately 1,659,000 shares of the Company's common stock to creditors of AQM. Another significant factor resulting in the variance of operating losses for comparable periods is significantly lower general and administrative expenses which is discussed later.

         During the quarter ended December 31, 1996, an income tax provision resulted from a reevaluation of an estimate of the income tax refund to be received by the Company. Upon collection of the refund and based on the results of an Internal Revenue Service examination, it was determined that approximately $102,000 of the balance recorded as an income tax receivable would not be collected. Consequently, the asset was reduced and a corresponding tax provision was expensed in the second fiscal quarter. This non cash item did not impact the Company's liquidity. In addition, management determined that a valuation allowance against the Company's deferred tax assets was appropriate and elected to record an additional tax provision of approximately $42,000 during the quarter ended March 31, 1997.

         Interest and other income for the three and nine months ended March 31, 1997 are lower than the results for the comparative periods. The difference is due to the reduction of the Company's ownership percentage in DCT since the corresponding periods of the prior year. The Company's average ownership in DCT for the nine month period ended March 31, 1997 was 16% (declining from 17.55% to 14.76%) as compared to 32% (declining from 46.81% to 17.59%) for the nine months ended March 31, 1996, resulting in the lower equity interest in DCT's net income. The current period reduction in the Company's ownership percentage in DCT is due to the dilutive effect of the issuance of additional common stock by DCT during the nine month period ended March 31, 1997. DCT's issuance of additional common stock reduced the Company's ownership interest percentage by 2.79% while open market sales of some of the Company's DCT common stock to support the Company's operations reduced the Company's ownership percentage by the remaining 0.45%.

         The Company's general and administrative expenses continued to be the most significant operating expense item for the three and nine month periods ended March 31, 1997 and 1996. Current period costs were lower than those from the comparable periods of the prior year due to a reduction of corporate overhead payroll costs resulting from the lower level of activity during these periods caused by the disposition of AQM and Tempo. Overhead payroll costs declined approximately 33% and 144% for the three and nine month periods ended March 31, 1997 as compared to the same periods ended March 31,
1996.  However,  legal and  professional fees   increased 55% to approximately
$170,000 for the nine months ended March 31, 1997 over the same period ended March 31, 1996. These legal fees were associated with the shareholder derivative action, as discussed in the Company's prior reports.

         The Company's net sales revenues for the nine month period ended March 31, 1997 are approximately 31% lower than those of the corresponding period of the prior year. The decline is due to the discontinuance of management fees which were charged to DCT during the period ended March 31, 1996. Management fees charged to DCT ceased in December 1995, coinciding with the Company's reduced ownership interest in DCT. Services previously provided by the Company were assumed by DCT employees.

Door Distribution Segment

         Net sales from this segment approximated $140,000 and $411,000 for the three and nine months ended March 31, 1997 as compared to approximately $97,000 and $327,000 for the three and nine months ended March 31, 1996. The highly competitive market in which Omni operates will often produce fluctuations in sales depending on various external factors. The increase in sales, therefore, does not necessarily represent a trend of continued sales increases, but is instead a function of the volatility of the marketplace. This segment is however, enjoying repeat business as it continues to establish a reputation in the marketplace. Therefore, some of the sales increases can be attributable to customer satisfaction with the products and services provided.

         For the three and nine month periods ended March 31, 1997, this segment generated operating income of approximately $2,000 and $4,400 as compared to operating losses of approximately $1,100 and $7,000 for the comparable periods of the prior year. The primary reason for the operating income in the current periods is the increased sales, especially during the three months periods ended March 31, 1997 and December 31, 1996. Also, a decline in cost of goods sold as a percentage of sales from approximately 78% for the nine month period ended March 31, 1996 to approximately 76% during the nine months ended March 31, 1997 contributed to the operating income in the current periods. Increased sales of wood doors, for which the segment earns slightly higher margins, contributed to the decline in cost of goods sold. Some fluctuation in cost of goods sold is anticipated as additional direct labor costs are added and adjusted to support the increased sales levels.

Oil and Gas Segment

         Effective in October 1996, the Company's Doblique subsidiary acquired certain interests in oil and gas properties located in Texas, Oklahoma and New Mexico. Revenues and production expenses related to these activities are included as separate line items on the Company's consolidated statements of operations. Prior to interest expense of approximately $79,000, this segment generated approximately $72,000 in operating income during the period from inception to March 31, 1997. Oil and gas revenues for the quarter ended March 31, 1997 were higher than those of the quarter ended December 31, 1996 due to an overall increase in wholesale oil and gas prices during the same periods.

Capital Resources

         The Company does not currently have any material commitments for capital expenditures. However, the Company is actively seeking acquisition candidates to include within the consolidated group. Such business acquisitions are expected to be financed through a combination of debt (seller-financing) and new stock issuances.

Liquidity

         During the nine month period ended March 31, 1997, the Company's operating activities provided cash flows of approximately $150,000. This is compared with net cash used in operating activities of approximately $1,078,000 for the nine month period ended March 31, 1996. The primary reason for the positive operating cash flows in the nine months ended March 31, 1997 was the receipt of the Company's income tax refund and related interest totaling approximately $494,000. The Company was able to utilize its net operating losses experienced during the 1995 fiscal year and carry them back to prior years when the Company generated taxable income and paid income taxes. The income tax refund offset the operating cash requirements of the nine months ended March 31, 1997, and the excess cash was utilized to establish the Company's marketable securities portfolio which had previously been liquidated prior to June 30, 1996.

         In addition to the establishment of the Company's marketable securities portfolio, approximately $111,000 was used to acquire interests in oil and gas properties through the Company's Doblique subsidiary. When combining the activities of the marketable securities portfolio, proceeds from the sale of 21,500 shares of the Company's investment in DCT and the investment in oil and gas properties, approximately $350,000 in cash was used in investing activities during the nine months ended March 31, 1997.

         In connection with the disposition of AQM, the Company was released from its guarantees of trade debts of AQM with certain key vendors. Nonetheless, one of these vendors has brought an action against the Company asserting its alleged rights under one of these guaranty agreements. Plaintiff's current demand is approximately $247,500. The Company believes that it was released from its guaranty of this debt and intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company will be successful. If the Company is unsuccessful in its defense, a negative impact on the Company's earnings, overall liquidity and, specifically, its cash flows from operating activities would occur.

         In order to finance current operations, approximately $238,000 was advanced to the Company by a stockholder during the nine months ended March 31, 1997. These temporary advances are anticipated to be repaid from proceeds from the marketable securities portfolio and/or from the Company's operations. In addition, approximately $13,000 in cash was used to repay principal amounts due on the note payable related to the oil and gas operations of Doblique.

         The primary sources of funding for the operations of the Company in fiscal year 1997 will be proceeds from the marketable securities portfolio. The Company may also sell part of its investment securities in DCT to provide cash as needed. Furthermore, the Company plans to seek out additional business acquisition candidates and/or start-up opportunities in order to provide supplemental operating cash necessary to fund the Company's overhead requirements.

Significant Unconsolidated Subsidiary -- Digital Communications Technology Corporation

         DCT files a separate Form 10-QSB with the Securities and Exchange Commission. Excerpts from DCT's management discussion and analysis section of its Form 10-QSB is included below. The reader is encouraged to read DCT's entire Form 10-QSB for more complete information.

Overview

         DCT experienced a significant drop in net sales for the quarter, but was still above prior year levels for the nine month period ended March 31, 1997. Net sales for the three months ended March 31, 1997 decreased approximately 33%, while net sales for the nine month period ended March 31, 1997 increased approximately 3% in comparison to the respective periods of the prior year. The large operating loss for the quarter also produced an operating loss for the nine months ended March 31, 1997. Increases in cost of goods sold and general and administrative expenses contributed to the operating losses.

Liquidity

         DCT utilized approximately $1,733,000 and $536,000 in cash from operating activities for the nine months ended March 31, 1997 and 1996, respectively. DCT's operating cash position is due primarily to the large decrease in accounts payable and an increase in accounts receivable which was partially offset by a decrease in the level of inventory.

         Accounts payable decreased approximately $2,270,000 for the nine months ended March 31, 1997 as compared to a decrease of approximately $1,001,000 for the same period ended March 31, 1996. The decrease in accounts payable in the current period is due primarily to the decline in raw material purchases which is a result of the declining sales volume.

         Accounts receivable increased approximately $661,000 from the balance at June 30, 1996, while DCT's accounts receivable collection period (measuring how quickly, on average, DCT collects its accounts receivable) increased from approximately 61 days at June 30, 1996 to approximately 65 days at March 31, 1997. The slight increase in the collection period can be attributed to slower payments from some of DCT's customers. However, the collection period for the nine months represents a dramatic improvement from the 85 day period for the six month period ended December 31, 1996. Management will continue to focus on this area to improve credit and collections efforts, although there can be no assurances that these efforts will be successful.

         Overall inventory levels declined by $692,000 from June 30, 1996 to March 31, 1997. The reduction is primarily due to the decrease in sales volume that has slowed the level of raw material purchases. Management has been successful in its efforts to ensure that the least amount of operating cash is invested in inventory by insisting that shipments of raw materials are made on a just-in-time basis. Inventory levels, particularly in the work-in-process and finished goods categories, will fluctuate somewhat depending on the size and number of video tape duplicating orders processed at any given time. Typically, DCT does not stock significant quantities of finished products, shipping orders immediately upon completion.

         Approximately $187,000 in net cash was used in investing activities for the nine month period ended March 31, 1997 as compared to approximately $2,072,000 in cash provided by investing activities for the corresponding period of the prior year. The primary reason for this change in position is the increase in capital expenditures in the current period (see Capital Resources below).

         DCT utilized its line of credit to provide approximately $1,080,000 for working capital needs during the nine months ended March 31, 1997 and repaid approximately $225,000 in long-term debt. Management intends to selectively utilize its line of credit to fund working capital requirements when needed.

         During the nine month period ended March 31, 1997, DCT's cash needs were met primarily through operations and draws on DCT's line of credit. Long-term liquidity needs are anticipated to be met through sales growth and separate financing arrangements. Management anticipates that it will continue to meet most obligations as they come due, and no vendor/supplier problems are expected.

Capital Resources

         DCT invested approximately $1,089,000 in equipment and leasehold improvements for the nine month period ended March 31, 1997. These larger capital outlays related primarily to expenditures for duplication, loading, packaging, and leasehold improvements at both DCT's Indianapolis and Ft. Lauderdale facilities. DCT recently announced the expansion and relocation of the entire Indianapolis facility into a new 172,000 square foot building. The Indianapolis plant is scheduled to open in June with an increased capacity of approximately 20%. The new facility layout is designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery. In addition, DCT intends to make capital expenditures in excess of $2,000,000 in the coming fiscal year and intends to finance these expenditures through operations and through separate financing arrangements. There can be no assurances, however that DCT will actually incur these budgeted expenditures.

Results of Operations

         Overall growth in DCT's target markets led to continued sales growth of approximately 3% in the current fiscal year to date. Net sales of $19,796,000 for the nine month period ended March 31, 1997 were the highest in DCT's history, compared with $19,212,000 for the same period last year. However, net sales for the three months ended March 31, 1997 decreased sharply by approximately 33% to $3,981,000, down from $5,930,000, which was the highest ever sales for the quarter in the same period ended March 31, 1996. The significant sales decrease in the quarter ended March 31, 1997 can be attributed to an industry wide decline in the quarter that is the result of a severe retail backlog caused by the closure of many stores in several large retail chains. Product from these chain stores went back into the market, providing other chains with the opportunity to buy distressed merchandise at significantly reduced cost, and thus slowing further the third fiscal quarter sales which are traditionally very slow. At the same time, other chains achieved sharp, margin-driven reductions in inventory levels by reducing in store quantities and by returning significant amounts of unsold product to their vendors, our customers. In addition, releases of theatrical product into video outlets lacked any real hits to draw people into retail, and generally mild winter weather across the country reduced rental and sell-through activity. It is important to note that the decline in sales volume is not attributable to a loss of any major accounts to competitors, nor have any of DCT's key customers gone out of business. The industry consensus is that the first few months of 1997 have been significantly slower than expected.

         Operating profit also fell sharply, declining from a profit of approximately $397,000 (6.7% of net sales) to a loss of approximately $921,000 (-23.1% of net sales) for the three months ended March 31, 1996 and 1997, respectively. A lesser decline was experienced for the nine months ended March 31, 1997 as operating profit for this period declined from a profit of approximately $1,202,000 (6.3% of net sales) in the previous year to a loss of $307,000 (-1.6% of net sales). Approximately $98,000 of the total operating loss (31.9%) for the nine months ended March 31, 1997 is attributable to losses from one of DCT's subsidiaries, DCT-Internet Corporation ("DCTI"). DCTI has experienced start up losses in its first year of operation as sales have not yet covered its operating expenses. DCT fully anticipates that DCTI's sales will continue to increase and that DCTI will provide operating profit for DCT by the end of the calendar year. There can be no assurances, however, that actual results will meet these projections. The remaining decline for DCT is due to increases in cost of goods sold as a percentage of sales and general and administrative expenses.

         Cost of goods sold, as a percentage of sales, increased to 82% for the nine months ended March 31, 1997 as compared to 77% for the nine months ended March 31, 1996. The increased cost of goods sold is directly attributable to increased usage of temporary labor and the cost of offloading excess production volumes to other duplicators during the first and second fiscal quarters. Use of these outside sources was unavoidable in order to complete customer orders that exceeded existing capacity at both facilities. The lack of sufficient capacity was due to severely limited space in the current buildings and unexpected delays in the installation of new equipment. Management has already taken the steps necessary to provide for the increase in sales volume by providing for new duplication and packaging equipment. In addition, due to the fixed nature of several direct overhead components, particularly depreciation, the cost of goods sold percentage will increase in periods where sales severely decline - such as the third quarter of fiscal 1997. Management recognizes that cost containment through efficiency gains and productivity improvements is essential to DCT's continued profitable growth and will continue to implement actions to improve DCT's performance in this area. There can be no assurances, however, that any such actions will be successful.

         Selling expenses as a percentage of net sales increased slightly for the nine month period, increasing from 4.5% to 4.8% for the nine months ended March 31, 1996 and 1997, respectively. The increase is due commissions paid.

         General and administrative expenses increased for the nine months ended March 31, 1997 to approximately $1,804,000 (9.1% of net sales) as compared to approximately $1,368,000 (7.1%) for the corresponding period of the prior year. The increase in the percentage of general and administrative expenses to net sales is attributable to salary increases and additional legal fees incurred in connection with the shareholder derivative lawsuit.
See discussion of this matter in DCT's Form 10-KSB.

         DCT realized income from securities transactions of approximately $99,000 for the nine months ended March 31, 1997 as compared to approximately $368,000 for the corresponding period of the prior year. The gains were from investment transactions associated with DCT's marketable securities portfolio. DCT invests funds in equity securities, mainly listed on the New York and American Stock Exchanges, and by policy, limits the amount of exposure in any one equity investment. Such investments are continually monitored to reduce the risk of any adverse stock market volatility. Cash not invested in securities is placed on account with brokerage firms, which is swept daily into a federally insured money market account, or placed on account with a federally insured national bank.

         Interest expense decreased sharply from approximately $530,000 to $318,000 for the nine months ended March 31, 1996 and 1997, respectively and from approximately $150,000 to $106,000 for the three months ended March 31, 1996 and 1997, respectively. This decrease is due to reduced borrowings on DCT's line of credit and the lack of interest expense related to any borrowings from DCT's marketable securities portfolio.

                                     PART II

Item 1.  Legal Proceedings

     In connection with the disposition of AQM, the Company was released from its guarantees of trade debts of AQM with certain key vendors. Nonetheless, one of these vendors has brought an action against the Company asserting its alleged rights under one of these guaranty agreements. Plaintiff's current demand is approximately $247,500. The matter is before the Circuit Court for Multnomah County, Oregon, Case No. 9612-09247 and has net been set for trial. Discovery and settlement negotiations have occurred and are continuing. The Company believes that it was released from its guaranty of this debt and intends to vigorously defend itself in this matter. There can be no assurance, however, that the Company will be successful.

Item 6.  Exhibits and Reports on Form 8-K

     The Company filed a current report on Form 8-K with the Commission on March 14, 1997 announcing the formation of the Company's new subsidiary, Millennia Entertainment, Inc.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIA, INC.


              /s/ Kevin B. Halter
By:  ________________________________                    Date: May 15, 1997
       Kevin B. Halter, President



             /s/ Tim C. Hafer
By: ________________________________                     Date: May 15, 1997
       Tim C. Hafer, Vice President and
          Chief Financial Officer