Form 10KSB
period 1997-06-30
MILLENNIA INC
filed 1997-09-29
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [Fee Required]
                     For the fiscal year ended June 30, 1997

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____________________ to _____________________

                         Commission file number: 1-12572

                                 MILLENNIA, INC.
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

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 25, 1997 was approximately $7,561,909 (based on the closing price of the registrant's Common Stock on such date). Revenues for the fiscal year ended June 30, 1997 were $1,093,311.

         As of September 25, 1997, the registrant had issued and outstanding 2,275,635 shares of Common Stock, par value $0.0002 per share.

                                TABLE OF CONTENTS



Item Number                                                                                    Page

Part I

   1.  Description of Business                                                                    1

   2.  Description of Property                                                                    8

   3.  Legal Proceedings                                                                         13

   4.  Submission of Matters to a Vote of Security Holders                                       14

Part II

   5.  Market for the Company's Common Stock and Related Stockholder Matters                     14

   6.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                                 15

   7.  Index to Financial Statements                                                             18

   8.  Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure                                                 19

Part III

   9.  Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act                                         19

   10. Executive Compensation                                                                    21

   11. Security Ownership of Certain Beneficial Owners and Management                            23

   12. Certain Relationships and Related Transactions                                            24

   13. Exhibits and Reports on Form 8-K                                                          24

Signatures                                                                                       26


                 Caution Regarding Forward-Looking Information:

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     The Company is a diversified management company engaged, through its affiliate and subsidiaries, in videotape duplication, industrial metal door assembly and sales, investment in ownership interests in various oil and natural gas properties and brokerage of sales of video tape programming. The affiliate and subsidiaries of the Company are Digital Communications Technology Corporation ("DCT"), a Delaware corporation doing business as DCT Video Services, Omni Doors, Inc. ("Omni"), a Florida corporation, Doblique Energy Corporation ("Doblique"), a Texas Corporation, and Millennia Entertainment, Inc. ("MEI") a Texas Corporation, respectively. The Company's primary business is a holding company, to acquire and operate business operations and provide management expertise to the subsidiaries.

     On September 10, 1996, with an effective date for accounting purposes of August 31, 1996, the Company sold all of the common stock of American Quality Manufacturing Corporation ("AQM"), a Delaware corporation doing business as American Cabinet, Inc. The sale agreement relieved the Company of the net liabilities of AQM from the consolidated group, and consequently, resulted in a gain on the disposition of AQM in the first quarter ending September 30, 1996.

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

     Products. Omni distributes and assembles industrial doors in the South Florida region of the United States. Omni offers its services and products to building contractors who construct such projects as hotels and motels, self storage facilities and other construction projects requiring industrial doors. Once assembled, the doors are either delivered to the construction site or picked up by the contractor at Omni's office/warehouse facility.

     Customers. No single customer accounts for over 10% of Omni's sales. However, two customers were responsible for approximately 39.0% of Omni=s accounts receivable at June 30, 1997.

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

     Employees. As of June 30, 1997, Omni had a total of three employees, all of whom are full-time employees. None of the employees are represented by a labor union. The Company believes that Omni has good relations with its employees.

Doblique Energy Corporation

     The Company owns all of the issued and outstanding common stock of Doblique.

     Oil and Natural Gas Properties. Doblique owns working interests and overriding royalty interests in certain producing oil and natural gas properties located in Texas, Oklahoma and New Mexico.

     Operations.  Doblique  pays  a  monthly  management  fee to  Magnum  Hunter
Resources, Inc. ("Magnum") (AMEX:MHR) to manage all of its oil and gas properties. Magnum provides drilling, completion and other well-site services; advice regarding certain regulatory compliance regulations; receipt and disbursement functions and provides other managerial, operational and consulting services as needed for the operation of Doblique's oil and gas properties. As such, Doblique assumes a relatively passive role in the day-to-day operations of the properties, relying on the expertise provided by Magnum.

     Competition. The oil and gas industry is highly competitive. Competitors of Doblique include major oil and gas companies, other independent oil and natural gas concerns, and individual producers and operators, many of which have substantially greater financial resources and larger staffs and facilities than those of Doblique and the Company. The principal means of competition with respect to the sale of oil and natural gas production are product availability and price. The price at which Doblique's natural gas may be sold will continue to be affected by a number of factors, including the price of alternative fuels such as oil and coal and competition among various natural gas producers and marketers.

     Customers. No single customer accounts for over 10% of Doblique's sales.

     Regulation.

     Environmental Regulation

     Doblique's development and production of oil and natural gas operations are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. For example, Doblique's domestic activities are potentially subject to the regulations promulgated by the Environmental Protection Agency ("EPA") under the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"),the Resource Conservation and Recovery Act ("RCRA"), and the Clean Air Act ("CAA"), as well as state regulations promulgated under comparable state statutes.

     CERCLA and comparable state statutes, also known as "Superfund" laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of, the hazardous substances found at the site. CERCLA also authorizes the EPA, and in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the classes of responsible persons the costs they incur. Although CERCLA, as amended, currently exempts crude oil, natural gas and natural gas liquids from the definition of hazardous substance, Doblique's operations may involve the use or handling of other materials that may be classified as non-exempt hazardous substances or hazardous wastes under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any, or that more stringent laws and regulations protecting the environment will not be adopted.

     RCRA and its comparable state and local requirements impose standards for the transportation, treatment and disposal of both hazardous and nonhazardous solid wastes. The EPA is currently considering the adoption of stricter disposal standards for nonhazardous waste. Further, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on Doblique's operating costs. State initiatives to further regulate oil and natural gas wastes could have a similar impact.

     Doblique's operations may also be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may require certain oil and natural gas related installations to obtain federally enforceable operating permits and may require the monitoring of emissions.

     Pursuant to Doblique's production and maintenance services contract, Magnum is required to maintain insurance coverages covering various exposures related to ownership of Doblique's oil and gas properties. These coverages include workers' compensation and occupational disease insurance and other worker related coverages. In addition, broad form commercial insurance is maintained covering, among other things, pollution, contractual liability and broad form property damage.

     It is not anticipated that Doblique will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, Doblique is unable to predict the ultimate cost of compliance. Doblique is not an operator of the wells in which it has ownership interests and is not able to control directly the operations its wells. Notwithstanding Doblique's lack of control over wells operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to Doblique.

     State Regulation

     State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The Railroad Commission of the State of Texas regulates the production of oil and natural gas produced by Doblique in Texas. Similar regulations are in effect in all states in which Doblique produces oil and natural gas. Most states in which Doblique owns and operates properties have statutes, rules or regulations governing conservation matters, including the unitization or pooling of oil and natural gas properties, establishing of maximum rates or production from oil and natural gas wells and the spacing of such wells. Many states also restrict production to the market demand for oil and natural gas. Such statutes and regulations may limit the rate at which oil and natural gas could otherwise be produced from Doblique's properties. Some states have enacted statutes prescribing ceiling prices for natural gas sold within their state.

     Doblique owns a saltwater disposal well which is subject to state regulations. This disposal well is a commercial well located in Shackelford County, Texas and is permitted to accept only non-hazardous produced waters. This well is subject to regulatory oversight by the Railroad Commission of Texas. To Doblique's knowledge, its wells are in compliance with all applicable regulations.

     Several   states   have  also   adopted   regulations   on  the   handling,
transportation,   storage,  and  disposal  of  naturally  occurring  radioactive materials that are found in oil and natural gas operations.

     Employees. As of June 30, 1997, Doblique had no full-time employees solely dedicated to the operations of Doblique. As this subsidiary's daily operational functions are outsourced to Magnum, administerial and other management services are provided to Doblique by officers of the Company.

     Millennia Entertainment, Inc.

     The Company owns all of the issued and outstanding common stock of MEI.

     Products. MEI is a start-up operation which commenced operations in February of 1997. The primary business of MEI is to seek out wholesale buyers of video tape programming, obtain the rights to duplicate the programming and outsource the duplication of the video tape programming and printing. By securing the buyer of the duplicated video tape programming before purchasing any inventory, MEI holds little to no inventory, keeping capital requirements to a minimum.

     Customers. MEI has not had significant sales, and as such no dependence on one particular customer or group of customers has been established.

     Raw materials. MEI purchases its duplication services and video cassettes from an affiliated company, DCT. All purchases are at arms length and sold at the same terms as DCT provides to its best customers. The raw materials used by DCT are readily available on the open market.

     Properties. The operations of MEI require no warehouse or other storage space, and administrative and sales space is shared with the Company at the Company's administrative offices.

     Employees. MEI has no full time employees devoted solely to the operations of MEI. Officers of the Company perform all sales and administrative functions of MEI.

Affiliated Company:

Digital Communications Technology Corporation

     The Company owns approximately 13% of the issued and outstanding capital stock of DCT, a publicly-held company whose common stock is listed on the American Stock Exchange.

     Products The Company is an integrated video communications company which offers video tape duplication and satellite communications services. The video tape duplication market is defined by (i) the use or application of the product and (ii) the method by which the product is distributed.

     Once solely confined to entertainment uses, video tapes are finding a broader range of uses as communication devices. These uses include direct marketing, product instruction, education and employee/stockholder communications.

     Method of distribution further defines the home video business as one market. While the video rental business buys tapes from duplicators. ASell-through," the business of selling, rather than or in addition to renting videos, is another market. Sell-through is generally used for products expected to be used more than once. Many of the tape uses noted above are distributed via sell-through. Further definition of markets by distribution are as follows:

          "Catalog"  which  refers  to  special  interest  programming  of which
          expected  low  volumes   cannot   support   more  costly   methods  of
          distribution.

          AAdvertising and Direct Mail" in which tapes are used as sales tools, similar to written materials.

          "Direct   Response"  in  which  tapes  are  used  for  instruction  or motivation in the use of equipment. Exercise equipment is a well-known example.

          "Corporate" in which tapes are used for employee communication, sales training, and other functional purposes.

     The Company offers its reproduction services to entertainment companies and a wide range of industrial customers, including advertising agencies, direct selling organizations and educational groups throughout the United States, Canada and Latin America.

     The Company's satellite operation consists of one mobile KU band unit which is capable of transmitting live or pre-recorded programming from any location to commercial satellites. The Company's satellite customers include local, national and international broadcast network and/or cable television outlets, with signal origination points located principally in the Southeastern United States.

     Customers During the year ended June 30, 1997, two customers, Madacy Entertainment Group and National Syndications, accounted for approximately 36% of the Company=s sales. During the year ended June 30, 1996, one customer, Madacy Entertainment Group, accounted for approximately 17.6% of the Company's sale.

     Raw Materials and Manufacturing The Company purchases bulk quantities of videotape ("pancake") and empty video cassettes (" shells") for its reproduction business from several manufacturers at market prices in the United States and the Pacific Rim. The videotape and video cassettes are readily available on the open market. The majority of the Company's video duplication equipment is manufactured by several major manufacturers in Japan and purchased from domestic distributors. The equipment utilized in the Company's satellite broadcasting business includes one KU band broadcasting truck, cameras, generators, telephonic equipment and transmitters.

     The Company purchases its materials and equipment from several major manufacturers and believes that the loss of any of its suppliers or manufacturers would not have an adverse material effect on the Company's business, financial condition and results of operations.

     Properties During 1997 and 1996, the Company had two videotape duplication facilities located in Ft. Lauderdale, Florida and Indianapolis, Indiana. The Ft. Lauderdale facility was composed of two adjacent buildings and covered a total of approximately 22,000 square feet. This facility was a real-time duplication facility with the capacity to duplicate an average of approximately 15,000 videos per day. The Indianapolis facility covers approximately 172,000 square feet and is a new, automated, state of the art, high-speed duplication facility with the capacity to duplicate 120,000 videos per day. The layout of the Indianapolis facility is designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery.

     In September 1997, as reported on Form 8-K, the DCT announced the closing and related sale of its Ft. Lauderdale production facility.

     Competition The Company's industry is highly competitive. There are other commercial video duplicating and satellite broadcasting companies which compete with the Company and have greater financial resources and sales volume than the Company. The Company depends upon its ability to provide quality services at competitive prices to its customers in order to be competitive.

     Employees As of June 30, 1997, the Company had a total of approximately 80 employees. None of the employees are represented by a labor union, and the Company believes that it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     Set forth below is certain information with respect to the Company's principal properties. The Company believes that all of these properties are adequately insured, in good condition and suitable for the uses described below:

               Location             Primary Use       Approximate Size      Owned/Leased     Lease Expiration
                                                       (Square Feet)                               Date
               --------             -----------       ----------------      ------------          -----

       Dallas, Texas              Corporate               10,328 *             Leased            June 2000
                                  Office

       Pembroke Park,             Assembly,                 4,800              Leased          February 1999
       Florida                    Office


* Shared facilities with three other entities

Oil & Gas Properties Doblique's oil and gas assets consist of a total of 53 properties, of which 31 are located in Oklahoma, 20 in Texas and 2 in Southeastern New Mexico. Five of the properties are multi-well units which were created for secondary (waterflood) operations.

     The reserves are approximately 62% oil and 38% gas on a volume basis and are classified as approximately 57% proved developed producing and approximately 43% proved undeveloped.

     The largest single value property is the Northwest Cement Permian Sand Unit in Caddo County, Oklahoma. This property consists of 28 wells and is a candidate for waterflood operations.


Oil and Gas Operations

     Magnum Hunter Resources, Inc. (AMagnum@) (AMEX:MHR) manages all the Company's oil and gas operations and markets the oil and gas produced under month-to-month contracts with a variety of purchasers.

     The following table provides summary operating data with respect to production, sales prices, costs and the resulting gross margin for the year ended June 30, 1997:


           Production

                    Oil (Bbl)                                      18,770
                    Gas (Mcf)                                      90,980
                    Mcfe                                          203,600
                    Oil (per Bbl)                               $   19.64
                    Gas (per Mcf)                               $    2.00
                    Mcfe                                        $    2.68
                    Average operating cost per Mcfe             $    1.89
                    Gross margin per Mcfe                       $     .79


     The market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic productions and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, weather, demand for oil and natural gas, the marketing of competitive fuel and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

Oil and Natural Gas Reserves

     All information set forth herein regarding estimated proved reserves, related estimated future net revenues and present value of Doblique's oil and gas interests is taken from reports prepared by Anthony J. Beilman, P.E., independent petroleum engineer of Dallas, Texas. These estimates have been prepared with respect to Doblique's interests as of June 30, 1997. The estimates of this independent petroleum engineer were based upon his review of production histories and other geological, economic, ownership and engineering data provided by Doblique, Magnum (Doblique's management agent) and other independent sources.

     In accordance with SEC guidelines, the estimates of future net revenues from proved reserves and the present value of proved reserves are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Doblique's proved reserves at June 30, 1997 were estimated based upon weighted average prices (before deduction of production taxes) of $1.95 per Mcf of natural gas and $19.00 per Bbl of oil. Operating costs and development costs and certain production-related taxes were deducted in arriving at the estimated future net revenues. No provision was made for income taxes. The estimates of future net revenues and their present value differ in this respect from the standardized measure of discounted future net cash flows set forth in the Notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net revenues from oil and gas reserves or their present value. Also, prices for natural gas and oil have changed since June 30, 1997, and any declines in these prices would have a significant effect on the proved discounted value of reserves.

     Proved reserves are estimates of hydrocarbons to be recovered in the future. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

     The following tables set forth the estimated proved reserves of oil and natural gas of Doblique and the present value thereof as of June 30, 1997:


                           Estimated Proved Oil and Natural Gas Reserves (1)

                                                                          June 30,
                                                                             1997
                                                                          ---------
                 Net natural gas reserves (Mmcf):

                 Proved developed producing                               1,307,610

                 Proved undeveloped                                         344,584
                                                                          ---------
                 Total proved natural gas reserves                        1,652,194
                                                                          =========


                     Estimated Proved Oil and Natural Gas Reserves (1), continued

                                                                          June 30,
                                                                             1997
                                                                          ---------
                 Net oil reserves (Bbl):

                 Proved developed produci                                   135,348

                 Proved undeveloped                                         321,664
                                                                          ---------

                   Total proved oil reserves                                457,012

               Total proved reserves (Mcfe) (2)                           4,394,266
                                                                          =========

                          Estimated Present Value of Proved Reserves (1)

                                                                          June 30,
                                                                            1997
                                                                          ---------
               Estimated Present Value:

                 Proved developed producing                          $    1,179,802

                 Proved undeveloped                                         890,113
                                                                           ---------

                    Total proved reserves                            $    2,069,915
                                                                     ==============

     (1) Based upon reserve reports at July 1, 1997, prepared by independent petroleum consultant Anthony J. Beilman of Dallas, Texas.

     (2)  Mcfe is the Mcf  equivalent of oil and gas and is computed as follows:
          Bbls of oil times six (6) plus Mcf of natural gas.

Oil and Natural Gas Wells

The following table sets forth the number of oil and gas wells in which Doblique had a working interest at June 30, 1997. All of these wells are located in the United States.

                                                 Productive Wells as of June 30, 1997

                                         Gross (1)                                    Net (2)
                                ------------------------------             --------------------------------

             Location           Oil         Gas        Total               Oil          Gas          Total
             --------           -----       -----      -------             ------       ------       -----

          Texas                    64           5           69              15.77         0.15         15.92

          Oklahoma                228           9          237              38.07         0.55         38.62

          New Mexico                0           2            2                  0         0.50          0.50
                                -----       -----       ------             ------       ------

            Total                 292          16          308              53.84         1.20         55.04
                                =====       =====       ======             ======       ======         =====

          (1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

          (2) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Natural Gas Acreage

The following table summarizes  Doblique's  developed  leasehold acreage at June
30, 1997. All of Doblique's properties are developed properties, with no undeveloped properties.



                                                             Developed Leasehold Acreage

                                                          Gross (1)                 Net (2)
                                                          -----------               ---------
                     Texas                                      5,978                   1,067

                     Oklahoma                                  29,028                   2,002

                     New Mexico                                   160                      40
                                                          -----------               ---------

                         Totals                                35,166                   3,109
                                                          ===========               =========

          (1) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

          (2) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

     As is customary in the industry, Doblique generally acquires oil and natural gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although Doblique has title examined prior to acquisition of developed acreage in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in Doblique's judgement, it would be uneconomical or impractical to do so.

ITEM 3.           LEGAL PROCEEDINGS

     The Company may from time to time be party to various legal actions arising in the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

     Shareholder Derivative Lawsuit

     On March 4,1996, Adrian Jacoby, allegedly on behalf of the Company, and Richard Abrons, allegedly on behalf of an affiliate company, DCT, brought a purported shareholder derivative lawsuit against the Company's board of directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith
- as well as Halter Capital Corporation ("HCC") and Securities Transfer Corporation. In addition, the Company and DCT have been joined as "nominal defendants." In the lawsuit, the plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affairs of the defendants with respect to their dealings with the Company and DCT. In addition, the plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and DCT.

     In 1995, HCC, in which Kevin B. Halter and Kevin B. Halter, Jr. (the "Halters") are principals, negotiated the satisfaction of $1,217,000 in debt owed to creditors by the Company's subsidiary, American Quality Manufacturing Corporation ("AQM," since sold). The Halters are also officers and directors of the Company. HCC satisfied these debts by transferring, in the aggregate,

1,659,000 shares of the Company's common stock HCC owned to the creditors. To repay HCC for the AQM indebtedness HCC paid, the Company transferred to HCC 1,622,000 shares of DCT Common Stock it held as an investment. With the payment of DCT Common Stock to HCC and the salaries or other compensation received from the Company by the Halters, Mr. Evans and Mr. Smith, plaintiffs assert that each breached their duties of loyalty, usurped corporate opportunities and committed gross mismanagement by wrongfully using the Company and DCT as instruments for their own and HCC's pecuniary gain to the detriment of the Company, DCT and their shareholders. If any damages are ultimately awarded to the plaintiffs, those damages will be on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the plaintiffs may recover certain attorney's fees and costs. This case is entitled Richard Abrons et al v. Kevin
B. Halter et al, Cause No. 96-02169-G, in the 134th Judicial District, Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

         All of the defendants have answered and denied the allegations contained in the plaintiffs' Petition. A certain amount of discovery has been conducted by both plaintiffs and defendants. All of the defendants deny all of the material allegations and claims in the Petition, dispute the plaintiffs' contention that it is a proper shareholder derivative action, deny that the plaintiffs have the right to pursue this lawsuit on behalf of the Company and Millennia and are vigorously defending the lawsuit. In addition, the defendants have filed counterclaims against the plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack D. Brown Jr., the former President of DCT, seeking damages in excess of $50 million. In its counterclaim, the defendants have asserted that the filing of this lawsuit and the temporary restraining order the plaintiffs caused to be issued in the case resulted in damages to the Company. However, the Company does not believe that the lawsuit will have any further material impact on the operations or financial condition of the Company.

     Discovery is continuing and the matter has not been set for trial.

     Vendor Claim

     In connection with the disposition of AQM, the Company was released from its guarantees of trade debts of AQM with certain key vendors. Nonetheless, one of these vendors has brought an action against the Company asserting its alleged rights under one of these guaranty agreements. Plaintiff's current demand is approximately $247,500. The matter is styled as Columbia Forest Products Corp.
v. American Quality Manufacturing, Inc., et al and is before the Circuit Court for Multnomah County, Oregon, Case No. 9612-09247. This case has not been set for trial, and the Company has pending a motion for summary judgement. Discovery and settlement negotiations have occurred and are continuing. The Company has recorded a contingent liability of $175,000 in connection with this lawsuit as of June 30, 1997.

     The Company does not believe that it is currently involved in any pending actions that will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended June 30, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     The Common Stock of the Company has been listed on the American Stock Exchange (AMEX) since November 19, 1993 under the symbol "IA." The following table sets forth the high and low sales prices of the Common Stock on the AMEX for the periods indicated, adjusted for a 1 for 8 reverse stock split which occurred on December 15, 1995.

                                                          High          Low
                                                          ----          ---
                  Fiscal 1996:

                     First Quarter                       $11.19        $5.50

                     Second Quarter                      $7.00         $1.38

                     Third Quarter                       $2.69         $1.38

                     Fourth Quarter                      $2.13         $0.75

                  Fiscal 1997:

                     First Quarter                       $2.00         $1.00

                     Second Quarter                      $2.75         $1.50

                     Third Quarter                       $2.00         $1.06

                     Fourth Quarter                      $3.00         $1.00

     On September 25, 1997, the closing price of the Common Stock was $4.125 per share. On September 25, 1997, there were 442 stockholders of record of the Common Stock. Additionally, the Company believes there are in excess of 1,500 additional beneficial holders of the Company's Common Stock held in brokerage accounts.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them as contained elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

Results of Operations

Overview

     Effective August 31, 1996, the Company sold all the issued and outstanding stock of AQM. Since, at the time of the sale, AQM had liabilities in excess of its assets, the sale of AQM relieved the Company of the net liabilities of AQM upon consolidation. This sale resulted in a gain, net of income taxes, of approximately $1,586,000. In addition, the AQM sale included the release of the Company's guarantees of certain debt of AQM with AQM's primary lending institution and certain key vendors. The sale agreement contains a total guaranty release cap of $5.5 million. The losses attributable to the operation of AQM have been segregated under discontinued operations on the statements of operations.

     In November of 1996 with an effective date of October 1, 1996, the Company's Doblique subsidiary acquired certain ownership interests in various domestic oil and natural gas properties. The purchase price was $1,925,689, consisting of 120,000 shares of the Company's common stock and a $1,715,689 promissory note.

Door Distribution Segment

     The Door Distribution segment consists of the operations of the Company's Omni subsidiary, which was incorporated in July 1985 under the laws of the State of Florida. Omni is a distributor and assembler of industrial doors and frames in the South Florida region of the United States.

     Net sales from this segment approximated $536,000 as compared to approximately $468,000 for the years ended June 30, 1997 and 1996, respectively. In September of 1996, a Metropolitan Dade County Product Control Notice of Acceptance was received which permitted Omni to sell an approved exterior door in Dade County Florida. Due to stringent new building codes enacted in Dade County Florida after Hurricane Andrew, certain building materials are required to be approved by the County officials before being utilized. The acceptance of one of Omni's products allowed sales within Dade County Florida and, along with the overall strong commercial building in the South Florida area, led to the approximately 15% increase in this segment's sales.

     This segment generated an operating loss of approximately $760 for the year ended June 30, 1997. The segment was able to pass more direct labor costs on to its customers than in prior years which led to a reduction in the cost of goods sold as a percentage of sales from 80.3% to 79.6% for the years ended June 30, 1996 and 1997, respectively. Selling and general and administrative expenses for this segment were relatively consistent as a percentage of sales with the prior year.

Oil and Natural Gas Segment

     The operations of the Oil and Natural Gas Segment consist of the operations of the Company's Doblique subsidiary. The operations of this segment commenced upon the acquisition of Doblique's ownership interests in its oil and natural gas properties, effective October 1, 1996. The acquisition of these properties was accounted for using the purchase method of accounting. The operations of the acquired properties were consolidated with the operations of the Company beginning in October 1996.

     This segment reported an operating loss of approximately $138,000 for the year ended June 30, 1997. Approximately $127,000 of the operating loss was due to interest expense which was accrued and paid on the $1,598,000 note payable.

     Total revenues from Doblique's operations totaled approximately $554,000 while total lease operating expenses and other direct operating expenses, including depletion of $154,000, totaled approximately $539,000. Management fees of $18,000 and other general and administrative expenses of $8,300 comprised the remaining $26,300 of operating expenses.

     Quantities of oil and gas produced during the year ended June 30, 1997 totaled 18,770 barrels of oil at a weighted average price of approximately $20 per barrel and 90,980 mcf of gas at a weighted average price of approximately $2 per mcf.

Other Operations

     General and administrative expenses decreased from approximately $1,372,000 for the year ended June 30, 1996 to approximately $758,000 for the year ended June 30, 1997. Primarily a reduction in corporate overhead payroll reflecting the reduced activity in Millennia as compared to the prior fiscal year led to the decline in general and administrative expenses. Legal and professional fees, however continued to comprise a significant portion of the Company's general and administrative costs. These fees increased slightly over the prior year to approximately $204,000 for the year ended June 30, 1997. These legal fees were primarily associated with the shareholder derivative action, as discussed elsewhere in this report.

     Interest expense increased in the year ended June 30, 1997 due to interest paid on the note payable related to the Doblique properties, as discussed above. Interest income of approximately $24,000 was earned primarily through income tax refunds to the Company. A charge of approximately $494,000 is reflected in other expense reflecting the Company's equity method ownership percentage in the losses incurred at DCT. The effect of the losses of DCT increased the Company's other expense despite an overall decrease in the ownership percentage of DCT from 17.55% at June 30, 1996 to 13.22% at June 30, 1997. The decline in the ownership percentage of DCT is due to new issuances of common stock by DCT which diluted the Company's ownership in DCT and due to open market sales by the Company of DCT common stock. These sales of DCT common stock resulted in losses of approximately $5,000 for the year ended June 30, 1997 as compared to a loss of approximately $511,000 for the year ended June 30, 1996. The proceeds from the sales of the DCT common stock were used to fund operations of the Company.

     The Company incurred losses of approximately $168,000 on sales from its marketable securities portfolio for the year ended June 30, 1997. This is compared to losses of approximately $144,000 during the year ended June 30, 1996. The funds generated from the sales of securities were utilized to fund the operations of the Company and its subsidiaries during both years.

     The portion of the Company's net revenues for the year ended June 30, 1996 which were not attributable to Omni were generated through management fees collected from DCT through December 1995, and totaled approximately $180,000 ($156,000 net of elimination of intercompany profit). No such fees were charged to DCT subsequent to that date. All other management fees charged either to Omni or to the discontinued operations have been eliminated upon consolidation.

     During the year ended June 30, 1997, a charge to operations for an income tax provision resulted primarily from the reevaluations of (1) an estimate of the income tax refund to be received by the Company and (2) the valuation allowance recorded at June 30, 1996. Upon collection of the refund and based on the results of an Internal Revenue Service examination, it was determined that approximately $102,000 of the balance recorded as an income tax receivable in the prior year would not be collected. Consequently, the asset was reduced and a corresponding tax provision was expensed. Additionally, the Company reviewed its estimate of the deferred tax valuation allowance during the year ended June 30, 1997 based on the projected gain from the AQM disposition which resulted in deferred tax expense of approximately $616,000 being recorded to offset part of the gain on disposition. Both of these revisions were non cash items and did not impact the Company's liquidity. In addition, management determined that a valuation allowance against the Company's remaining deferred tax assets was appropriate and elected to record an additional tax provision of approximately $85,000 during the year ended June 30, 1997.

Capital Resources

     The Company does not currently have any material commitments for capital expenditures. However, the Company is actively seeking acquisition candidates to include within the consolidated group. Such business acquisitions are expected to be financed through a combination of debt and new stock issuances.

Liquidity

     During the year ended June 30, 1997, the Company's cash flows from operating activities resulted in a net use of cash of approximately $38,000. This is compared with net cash used in operating activities of approximately $1,963,000 for the year ended June 30, 1996. The net loss of approximately $824,000 for the year ended June 30, 1997 and the gain from the disposition of AQM contributed significantly to the overall net use of cash.

     Several items offset the net loss and the loss on disposition of AQM during the year ended June 30, 1997. The combined tax effects of the losses generated by AQM and the gain recognized on the disposition provided the largest offsetting effect. Other offsetting items included an increase in accounts payable and other accruals of approximately $132,000 and $55,000, respectively. Non cash expenses of depletion and depreciation of approximately $159,000 also reduced the overall net cash used in operating activities.

     Also affecting the cash flow from operating activities are approximately $168,000 in losses recognized on sales of the Company's marketable securities portfolio and sales of the Company's investment securities in DCT. These losses are added back to net income in calculating cash flows from operations, and therefore decrease the cash used in operating activities as presented on the consolidated statements of cash flows.

     Approximately $70,000 in cash was used in investing activities during the year ended June 30, 1997 as compared to approximately $1,780,000 in cash provided by investing activities during the year ended June 30, 1996. The overall change is due the reduced size of the Company's marketable securities portfolio. This reduction commenced during the year ended June 30, 1996, reducing the portfolio to zero at June 30, 1996. During the year ended June 30, 1997, the income tax refund received by the Company was invested in the Company's portfolio. These funds led to the proceeds and purchases during the year ended June 30, 1997, as noted on the Company's consolidated statements of cash flows. By June 30, 1997, the marketable securities portfolio was once again reduced to zero, and the proceeds used to fund operations.

     During the year ended June 30, 1997, a portion of the Company's cash needs were met primarily through sales of marketable equity securities and sales of the Company's investment securities in DCT. In addition, approximately $243,000 was provided by a significant shareholder of the Company to fund operations of the Company and its subsidiaries. These funds were provided as temporary loans and are repayable upon demand, although no current intent to require repayment has been indicated. Management expects that the Company will continue to meet all obligations as they come due, and no vendor/supplier problems are expected.

     The primary sources of funding for the operations of the Company in fiscal year 1998 will be proceeds from its investment securities in DCT to provide cash as needed. Additionally, the Company plans to seek out additional business acquisition candidates which will provide supplemental operating cash necessary to fund the Company's overhead requirements.

Other Comments

     The Company's Door Distribution segment's sales levels generally follow the commercial construction markets in South Florida. This segment is therefore subject to economic and other influences affecting the southeastern portion of the United States.

     The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. However, the results of operations and cash flow of the Company's oil and natural gas segment have been and will continue to be affected to a certain extent by the volatility in oil and natural gas prices. Should this segment experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and natural gas operating expenses.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements


      Consolidated   Financial   Statements  of  the  Company  (Audited)              F-1
      Independent Auditors' Reports                                                   F-3
      Balance Sheet as of June 30, 1997                                               F-4
      Statements of Operations for the Years Ended June 30, 1997 and 1996             F-5
      Statements of Stockholders' Equity for the Years Ended June 30, 1997 and 1996   F-7
      Statements of Cash Flows for the Years Ended June 30, 1997 and 1996             F-9


 Notes to Financial Statements

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

     The Company engaged the accounting firm of S. W. Hatfield + Associates as independent auditors for the Company, effective as of August 14, 1996. The engagement of S. W. Hatfield + Associates was approved by the Company's board of directors. During the fiscal years ended June 30, 1995 and 1996 and the interim period subsequent to June 30, 1996 and prior to August 14, 1996, there were no consultations with S. W. Hatfield + Associates on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

     The accounting firm of S. W. Hatfield + Associates, the independent auditors of the Company, was dismissed effective as of November 1, 1996. During the fiscal years ended June 30, 1996 and the interim period subsequent to June 30, 1996, there have been no disagreements with S. W. Hatfield + Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. S. W. Hatfield + Associates' report on the financial statements for the fiscal year ended June 30, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company engaged the accounting firm of Hein + Associates LLP as independent auditors for the Company, effective as of November 1, 1996. The engagement of Hein + Associates LLP was approved by the Company's board of directors. During the fiscal years ended June 30, 1996 and the interim period subsequent to June 30, 1996 and prior to November 1, 1996, there were no consultations with Hein + Associates LLP on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth certain information about the executive officers and director of the Company.

          Name                                     Age                     Position
          ----                                     ---                     --------
Kevin B. Halter                                     61                 President, Chief Executive Officer and
                                                                       Chairman of the Board
Kevin B. Halter, Jr                                 36                 Vice President, Secretary and Director
James Smith                                         60                 Director
Don R. Benton                                       66                 Director

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

     Don R. Benton has served as a director of the Company since October 1996. Dr. Benton has served as a director and President of the Dallas, Texas based The Kindness Foundation since 1995. Dr. Benton also has served as a director and President of Arrowhead Ranch Corporation since 1978 and, since 1975, as a director of American Diversified Industries and Fagin Resources, Inc.

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

Committees of the Board of Directors

     The Board of Directors has two committees, an Audit Committee and a Compensation Committee, each composed of at least two independent directors. The Audit Committee, composed of Kevin B. Halter, Don R. Benton and James Smith, recommends the annual appointment of the Company's auditors, with whom the Audit Committee will review the scope of audit and non-audit assignments and related fees, accounting principals used by the Company in financial reporting, internal auditing procedures and the adequacy of the Company's internal control procedures. The Compensation Committee, composed of Kevin B. Halter, Don R. Benton and James Smith, will administer the Company's 1988 Employee Stock Option Plan and make recommendations to the Board of Directors regarding compensation for the Company's executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on the review of Form's 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), the following individuals failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during the period from the date that the Company's Common Stock was registered under
Section 12 of the Securities Exchange Act of 1934, as amended to June 30, 1997:

          Kevin B. Halter - Delinquent filing of Form 4. Kevin B. Halter failed to timely report the purchase of the Company's Common Stock.

          KevinB. Halter, Jr. - Delinquent filing of Form 4. Kevin B. Halter, Jr. failed to timely report the purchase of the Company's Common Stock.

          Don R. Benton - Delinquent filing of Form 3. Don R. Benton failed to timely report his election to the Board of Directors, thereby becoming a "reporting person."

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation paid by the Company to its President and Vice President and Secretary for the fiscal years ended June 30, 1997 and 1996. None of the Company's other executive officers and directors received cash or non-cash compensation in excess of $100,000 for the fiscal year ended June 30, 1997.

                                                                         Long Term Compensation
                                                                   --------------------------------

                                      Annual Compensation                 Awards             Payouts
                               ---------------------------------- ------------------------ --------------------------
(a)                   (b)       (c)        (d)         (e)          (f)           (g)          (h)          (i)

                                                        Other                    Securities
                                                       Annual      Restricted   Underlying                  All Other
Name and Principal     Fiscal                          Compen-     Stock         Options/       LTIP        Compen-
Position               Year    Salary($)  Bonus($)     sation ($)  Awards ($)    SARs(#)        Payouts ($) sation($)
----------------------------------------------------------------------------------------------------------------------
Kevin B. Halter        1997    $100,000       -           -            -           -            -            -
President and          1996    $194,792       -           -            -           -            -            -
Chairman               1995    $122,750       -           -            -           -            -            -

Kevin B. Halter, Jr.   1997    $  80,000      -           -            -           -            -            -
Vice President,        1996    $ 164,500      -           -            -           -            -            -
Secretary and          1995    $  86,000      -           -            -           -            -            -
Director


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

Employee Stock Ownership Plan ("ESOP")

     The Company's ESOP provided retirement benefits to substantially all employees. The ESOP was a qualified employee benefit plan under the Internal
Revenue Code of 1986, as amended. There were 90,291 shares of Common Stock available for the ESOP. Effective July 1, 1996, the Board of Directors voted to terminate the ESOP. All eligible employees have been notified of the availability of their allocable distributions, and distributions have been made to all individuals who have responded.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 25, 1997 with regard to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company
individually   and   (iii)  by  the   officers   and   directors   as  a  group.

                                                          Amount and Nature of
                 Name and Address of Beneficial Owner       Beneficial Owner         Percent
                ------------------------------------        ----------------         -------

          Halter Capital Corporation                               309,940               14%
          16910 Dallas Parkway, Suite 100
          Dallas, TX  75248

          Digital Communications Technology Corporation            646,627  (1)          28%
          3941 SW 47th Avenue
          Ft. Lauderdale, FL  33314

          Kevin B. Halter                                          438,209  (2)          19%

          Kevin B. Halter, Jr.                                     309,940  (2)          14%

          Don R. Benton                                              2,718  (3)           *

          James Smith                                                1,518                *

          All directors and officers as a group (5 persons)         442,445              19%

          *       Less than 1%

     (1) The Company owns approximately 13% of the issued and outstanding common stock of DCT.

     (2) Kevin B. Halter and Kevin B. Halter, Jr. serve as directors and officers of HCC and as a result may each be deemed to be the beneficial owner of the 309,940 shares of Common Stock beneficially owned by HCC. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, they expressly disclaim that they are the beneficial owner, for purposes of Section 16 of the Exchange Act, of any such stock, other than those shares in which they have an economic interest.

     (3) Dr. Benton is President of Arrowhead Ranch Corporation ("ARC"), of which Dr. Benton's wife is the sole stockholder. As a result, Dr. Benton may be deemed to be the beneficial owner of 2,000 shares of Common Stock beneficially owned by ARC. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, he expressly disclaims that he is the beneficial owner, for purposes of Section 16 of the Exchange Act, of any such stock, other than those shares in which he has an economic interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

During fiscal year 1997 and prior years, an entity that is a stockholder and is controlled by the Company=s officers made advances to and has made various payments on the Company=s behalf. These advances are unsecured, bear interest at 10% and are repayable upon demand. The balance due at June 30, 1997 is $258,800. This entity has pledged its continued financial support of the Company, as needed, for the year ended June 30, 1998.

Millennia received approximately $180,000 in management fees from DCT in fiscal year 1996. No management fees were received from DCT in fiscal year 1997. The Company paid approximately $10,500 and $29,000 for the year ended June 30, 1997 and 1996, respectively to an entity controlled by the Company=s officers for corporate office facilities rent.

The Company paid consulting fees of $9,400 to an entity owned by a director for assistance in terminating the ESOP during the year ended June 30, 1997. Additionally, the Company paid a former director $10,000 during the year ended June 30, 1997 for assistance rendered related to the disposition of AQM.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Stock Exchange Agreement dated November 30, 1993 by and between American Quality Manufacturing Corporation and the Company (3)

     2.2 Agreement for Purchase and Sale of Stock between the Company and T.I. Inc., dated as of March 1, 1996. (4)

     2.3 Stock Purchase Agreement dated September 10, 1996 by and between Olympus Sales Co. and the Company (5)

     2.4 Asset Purchase and Sale Agreement between Doblique Energy Corporation, the Company and Magnum Hunter Production, Inc., dated November 4, 1996
          (8)

     3.1  Certificate of Incorporation and Bylaws of the Company (1)

     3.2 Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 15, 1988(2)

     3.3 Certificate of Amendment to Certificate of Incorporation of the Company dated November 28,1995(7)

     3.4 Certificate of Amendment to Certificate of Incorporation of the Company dated December 10, 1996

     10.1 Employment agreement between the Company and Kevin B. Halter (7)

     10.2 Employment agreement between the Company and Kevin B. Halter, Jr. (7)

     16.1 Letter from Coopers & Lybrand L.L.P. addressed to the Commission regarding the cessation of the auditor client relationship and agreement with statements made by the Company in Item 4 of Form 8-K/A, dated August 14, 1996. (6)

     16.2 Letter from S. W. Hatfield + Associates regarding the cessation of the auditor client relationship and agreement with statements made by the Company in Item 4 of Form 8-K dated November 1,1996 (9)

     21.0 List of Subsidiaries

     27.0 Financial Data Schedule (10)

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

          (6) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 8-K/A dated August 14, 1996 and is incorporated by reference herein by specific reference thereto. (7) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 10-KSB for the fiscal year ended June 30, 1996 and is incorporated by reference herein by specific reference thereto. (8) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 8-K dated November 4, 1996 and is incorporated by reference herein by specific reference thereto. (9) This exhibit was previously filed by the Company with the Commission as an Exhibit to its Form 8-K dated November 1, 1996 and is incorporated by reference herein by specific reference thereto.
               (10) Filed as part of electronic (EDGAR) filing only.

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

MILLENNIA, INC.

By:  /s/ Kevin B. Halter                                   September 29, 1997
    --------------------------
     Kevin B. Halter, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

By:  /s/ Kevin B. Halter                                    September 29, 1997
     ---------------------------
     Kevin B. Halter, President
     (Principal Executive, Financial and Accounting Officer)
     and Director


By:  /s/ Kevin B. Halter, Jr.                                September 29, 1997
     ----------------------------
Kevin B. Halter, Jr.
Vice President, Secretary and Director


By: /s/ Don R. Benton                                        September 29, 1997
    -----------------------------
    Don R. Benton, Director


By: /s/ James Smith                                          September 29, 1997
    -----------------------------
    James Smith, Director

                                   EXHIBIT 3.4

                            CERTIFICATE OF AMENDMENT
                         TO CERTIFICATE OF INCORPORATION
                           OF S.O.I. INDUSTRIES, INC.

     In accordance with Sections 242 and 103 of the Delaware General Corporation Law, as amended, S.O.I. Industries, Inc., a Delaware corporation, does hereby adopt the following amendments to its Certificate of Incorporation:

     FIRST: That Article I of the Company's Certificate of Incorporation is hereby amended to read as follows: "Article I. The name of the corporation is Millennia, Inc."

     SECOND: The foregoing amendment was adopted by the Board of Directors. The amendment was recommended to the stockholders by the Board of Directors. An annual meeting of the stockholders was held on December 10, 1996. The stockholders approved the amendment in accordance with Section 242 of the Delaware General Corporation Law.

     EXECUTED as of the 10th day of December, 1996

     S.O.I. INDUSTRIES, INC.

By: /s/ Kevin B. Halter
    ----------------------------
    Kevin B. Halter, President

                                  EXHIBIT 21.0

                                Millennia, Inc.
                              List of Subsidiaries
                                  Exhibit 21.0


Omni Doors, Inc., a Florida Corporation

Doblique Energy Corporation, a Texas Corporation

Millennia Entertainment, Inc., a Texas Corporation

Millennia Development Corporation, a Texas Corporation *

Millennia Films, Inc., a Texas Corporation *


* Incorporated February 3, 1997, with no operations as of the filing date of this Form 10-KSB.

                           INDEPENDENT AUDITOR'S REPORT



Board of Directors
Millennia, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Millennia, Inc. (formerly S.O.I. Industries, Inc.) and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Millennia, Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP

Dallas, Texas
August 8, 1997

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members: American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Millennia, Inc.

We have audited the accompanying consolidated statement of operations, consolidated statement of changes in stockholder's equity and consolidated statement of cash flows of Millennia, Inc. (a Delaware corporation) for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Millennia, Inc. and its consolidated cash flows for the year ended June 30, 1996, in conformity with generally accepted accounting principles.



                                    /s/  S.W. Hatfield + Associates
                                    -------------------------------
                                         S. W. HATFIELD + ASSOCIATES
Dallas, Texas
September 19, 1996




                      Use our past to assist your future sm

           P. O. Box 820392 $ Dallas, Texas 75382-0392 $ 214-342-9635
        9236 Church Road, Suite 1040 $ Dallas, Texas 75231 $ 800-244-0639
                  214-342-9601 (fax) $ SWHCPA@aol.com (e-mail)

                        MILLENNIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

                                     ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                                                     $   54,048
     Trade accounts receivable net of allowance for doubtful accounts of $25,000       70,021
     Accrued oil and gas sales                                                        115,894
     Income taxes recoverable                                                          10,659
     Inventory                                                                        106,440
     Prepaid expenses and other                                                           583
                                                                                   ----------
                  Total current assets                                                357,645

OIL AND GAS PROPERTIES, net of accumulated depletion of $154,449                    1,774,243

OTHER ASSETS:
     Investment in affiliated company                                                 614,281
     Other property and equipment                                                      26,223
     Other                                                                              6,107
                                                                                   ----------
                  Total other assets                                                  646,611

                           Total assets                                            $2,778,499
                                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Current portion of long-term debt                                           $     3,930
     Trade accounts payable                                                          215,162
     Due to stockholder                                                              258,800
     Litigation contingency - current                                                175,000
     Other accrued liabilities                                                        85,509
                                                                                 -----------
                  Total current liabilities                                          738,401

LONG-TERM DEBT                                                                     1,594,308

COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)

STOCKHOLDERS' EQUITY:
     Preferred stock - $0.00001 par value, 10,000,000 shares authorized, none
        issued and outstanding                                                          --
     Common stock - $0.0002 par value, 50,000,000 shares authorized, 2,274,385
        shares issued and outstanding                                                    454
     Additional paid-in capital                                                    6,786,614
     Shares deemed to be treasury stock (84,318 shares)                              (35,049)
     Accumulated deficit                                                          (6,306,229)
                                                                                 -----------
                  Total stockholders' equity                                         445,790

                           Total liabilities and stockholders' equity            $ 2,778,499
                                                                                 ===========

              See accompanying notes to these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEARS ENDED JUNE 30,
                                                                                        --------------------
                                                                                         1997          1996
                                                                                        ------        ------
REVENUES:
     Oil and gas sales                                                              $   553,737    $      --
     Door and other sales                                                               539,574        467,649
     Management fee income from affiliated company                                         --          156,329
                                                                                    -----------    -----------
                  Total revenues                                                      1,093,311        623,978

COSTS AND EXPENSES:
     Lease operating costs                                                              384,488           --
     Costs of door and other sales                                                      429,889        374,740
     Selling expenses                                                                    57,278         49,667
     General and administrative expenses                                                758,113      1,372,254
     Depletion and depreciation                                                         159,420          5,211
                                                                                    -----------    -----------
                  Total costs and expenses                                            1,789,188      1,801,872
                                                                                    -----------    -----------
LOSS FROM OPERATIONS                                                                   (695,877)    (1,177,894)

OTHER INCOME (EXPENSE):
     Interest expense                                                                  (142,670)       (12,964)
     Interest income                                                                     24,100            550
     Loss on sales of marketable securities                                            (167,824)      (143,524)
     Loss on sales of securities of affiliated company                                   (4,592)      (511,426)
     Equity in earnings (loss) of affiliated company                                   (494,410)       160,255
                                                                                    -----------    -----------
                  Total other income (expense)                                         (785,396)      (507,109)
                                                                                    -----------    -----------
LOSS FROM CONTINUING OPERATIONS, before income taxes                                 (1,481,273)    (1,685,003)

INCOME TAX (EXPENSE) BENEFIT                                                           (186,755)       756,608
                                                                                    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                                                      (1,668,028)      (928,395)

DISCONTINUED OPERATIONS, net of income taxes
     Loss from discontinued operations of Tempo Lighting, Inc.                             --         (263,832)
     Loss from discontinued operations of American Quality
        Manufacturing Corp. (AQM), net of income tax benefit of $0 and
        $11,769, respectively                                                          (566,991)    (3,314,642)
     Loss on disposition of Tempo Lighting, Inc.                                           --         (900,000)
     Gain on disposition of AQM, net of income tax expense of
$616,758                                                                              1,410,950           --
                                                                                    -----------    -----------

                  Gain (loss) from discontinued operations                              843,959     (4,478,474)
                                                                                    -----------    -----------

NET LOSS                                                                            $  (824,069)   $(5,406,869)
                                                                                    ===========    ===========

LOSS PER SHARE:
   Continuing operations                                                            $     (0.77)   $     (0.54)
                                                                                    ===========    ===========
   Net loss                                                                         $     (0.38)   $     (3.14)
                                                                                    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                                        2,162,418      1,719,924
                                                                                    ===========    ===========


              See accompanying notes to these financial statements

                        MILLENNIA, INC. AND SUBSIDIARIES

            CONSOLIDATEDSTATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1997 AND 1996



                                                                                 Shares                    Unrealized
                                                      Additional                 Deemed           Due       Loss on
                                   Common Stock        Paid-In    Accumulated    Treasury         from     Marketable
                                   Shares  Amount      Capital     Deficit       Stock            ESOP     Securities    Total
                                    -----------      -----------   -----------   -----------   ---------  -----------   -----------

BALANCES, July 1, 1995          1,791,520  $   358  $ 6,769,521   $   (75,291)  $  (598,162)  $  (355,089) $(334,079)  $ 5,407,258


Shares issued for payment of
   trade accounts payable         358,304       72      380,699          --            --            --         --         380,771
Shares issued for services          3,125        1        3,718          --            --            --         --           3,719
Adjustment to shares deemed
   to be treasury stock              --       --       (558,737)         --         558,737          --         --            --
Reduction of amount due
   from ESOP                         --       --           --            --            --         355,089       --         355,089
Affiliate issuance of equity
   securities in excess of
   book value                        --       --        163,494          --            --            --         --         163,494
Change in unrealized holding
   losses on marketable
   equity securities held by
   affiliate                         --       --        (41,602)         --            --            --         --         (41,602)
Change in unrealized holding
   losses on marketable
   equity securities                 --       --           --            --            --            --      334,079       334,079
Net loss for the year                --       --           --      (5,406,869)         --            --         --      (5,406,869)
                                                                  -----------   -----------   -----------  ---------   -----------


BALANCES, June 30, 1996         2,152,949      431    6,717,093    (5,482,160)      (39,425)         --         --       1,195,939



                                    Continued

              See accompanying notes to these financial statements.



                        MILLENNIA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                       EQUITY, continued YEARS ENDED JUNE
                                30, 1997 AND 1996



                                                                                        Shares              Unrealized
                                                            Additional                  Deemed      Due     Loss on
                                           Common Stock      Paid-In     Accumulated    Treasury    from    Marketable
                                      Shares       Amount    Capital     Deficit        Stock       ESOP    Securities   Total
                                     -----------  --------  -----------   ---------- ---------    --------  ----------  ---------
Shares issued in connection
   with acquisition of oil and
   gas properties                    120,000        23      209,977            --         --          --        --        210,000
Shares issued for directors'
   fees                                1,436      --          2,000            --         --          --        --          2,000
Affiliate issuance of equity
   securities at less than
   book value                           --        --       (216,925)           --         --          --        --       (216,925)
Adjustment to shares deemed
   treasury stock                       --        --         (4,376)           --        4,376        --        --           --
Change in unrealized losses
   on marketable securities
   held by affiliate                    --        --         76,910            --         --          --        --         76,910
Other                                   --        --          1,935            --         --          --        --          1,935
Net loss for year                       --        --           --          (824,069)      --          --        --       (824,069)
                                                                      -------------  ---------   --------- ---------  -----------

BALANCES, June 30, 1997            2,274,385  $    454  $ 6,786,614   $  (6,306,229) $ (35,049)   $   --    $   --    $   445,790
                                 ===========  ========  ===========   =============  =========   ========= =========  ===========




              See accompanying notes to these financial statements.


                        MILLENNIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        YEARS ENDED JUNE 30,
                                                                                      -----------------------
                                                                                        1997           1996
                                                                                      -------         ------
CASH FLOWS FROM OPERATING EXPENSES:
   Net loss for the year                                                          $  (824,069)   $(5,406,869)
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depletion and depreciation                                                         159,420          5,211
   Common stock issued for services                                                     2,000          3,719
   Loss on sale of marketable equity securities                                       167,824        143,524
   Loss on sale of securities of affiliated company                                     4,592        511,426
   Loss on equity investment in discontinued operations                                  --        3,578,474
   (Gain) loss on disposition of subsidiaries                                      (1,410,950)       900,000
   Gain (loss) on equity investment in affiliated company                             494,410       (160,255)
   Management fees paid in cash by affiliated company and
      discontinued operations                                                            --          112,478
   Change in net assets and liabilities of discontinued operations                       --         (743,184)
   Other                                                                               30,593            774
   (Increase) decrease in:
        Accounts receivable                                                          (113,349)       (29,291)
        Inventories                                                                      (680)        18,886
        Income taxes recoverable                                                      571,010       (581,669)
        Prepaid and other assets                                                          (18)         2,827
        Deferred tax assets - current and non-current                                 694,356       (265,260)
   Increase (decrease) in:
        Accounts payable                                                              132,060        (64,091)
        Other accrued liabilities                                                      54,560         21,572
        Deferred tax liability, non-current                                              --          (11,233)
                                                                                   -----------    -----------
                    cash used by operating activities                                 (38,241)    (1,962,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of marketable equity securities                                605,002      2,908,307
   Purchase of marketable equity securities                                          (777,476)    (1,794,540)
   Proceeds from sales of investment in affiliated company                            136,715        212,976
   Purchase of other property and equipment                                           (15,237)          --
   Additions to oil and gas property                                                  (18,692)          --
   Proceeds from sale of subsidiary                                                      --          453,436
                                                                                   -----------    -----------
                 Net cash provided (used) by investing activities                     (69,688)     1,780,179




                                    Continued

              See accompanying notes to these financial statements.



                        MILLENNIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued



                                                                         YEARS ENDED JUNE 30,
                                                                        ----------------------
                                                                         1997           1996
                                                                        ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal retirement of long-term debt                               (117,451)      (355,089)
   Proceeds from advances from stockholder                               242,800         16,000
   Payment from ESOP                                                        --          355,089
                                                                     -----------    -----------
                 Net cash provided by financing activities               125,349         16,000
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           17,420       (166,782)

CASH AND CASH EQUIVALENTS, beginning of year                              36,628        203,410
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                               $    54,048    $    36,628
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments (recoveries) for:
        Interest                                                     $   129,146    $    11,640
                                                                     ===========    ===========
        Income taxes                                                 $  (469,698)   $    (9,703)
                                                                     ===========    ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock of Millennia, Inc. issued to retire accounts
      payable of subsidiary                                          $      --      $   380,771
                                                                     ===========    ===========
   Acquisition of oil and gas properties for common stock and
      note payable                                                   $ 1,910,000    $      --
                                                                     ===========    ===========





              See accompanying notes to these financial statements.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MILLENNIA, INC. AND SUBSIDIARIES

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization
     Millennia, Inc. (Millennia) (formerly S.O.I. Industries, Inc.)
     is a Delaware corporation, which owns subsidiaries involved in a variety of businesses, as described below.

     Doblique Energy Corporation is a wholly owned subsidiary involved in production of oil and gas properties located in Texas, Oklahoma and New Mexico.

     Millennia Entertainment, Inc. (MEI) is a wholly-owned subsidiary with operations located in Florida, which is primarily a distributor of general entertainment video tapes on a contract basis. MEI has not had a material level of operations through June 30, 1997.

     Omni Doors, Inc. (Omni), is a wholly-owned subsidiary that assembles and distributes industrial doors in the South Florida region of the United States.

     Tempo Lighting, Inc. (Tempo) was a wholly-owned subsidiary involved in the manufacture and sale of medium-priced residential and commercial lamps and lighting fixtures through a variety of retail stores and wholesale distributors. Millennia sold 100% of its interest in Tempo effective February 29, 1996.

     American Quality Manufacturing Corporation (AQM) was a wholly-owned subsidiary involved in the manufacture and sale of kitchen and bathroom cabinets to the home construction and remodeling industry principally through home centers and independently owned retailers. Millennia sold 100% of its interest in AQM in September 1996.

     Additionally, Millennia owns, as of June 30, 1997 and 1996, respectively, approximately 13.2% and 17.6% of the issued and outstanding stock of Digital Communications Technology Corporation (DCT), a publicly owned Delaware corporation. DCT and its subsidiaries are involved in the business of video and audio tape production and duplication and the provision of remote video satellite uplink services for commercial television broadcast networks and station affiliates. The presence of common executive management and boards of directors, at Millennia and DCT, provides Millennia with the ability to exercise influence over operating and financial policies of DCT even though Millennia holds less than 20% of the voting common stock of DCT. Therefore, Millennia accounts for this investment using the equity method of accounting and records its share of DCT income or losses in the statement of operations and as an adjustment to the carrying value of the investment . Issuances of common stock by DCT that cause changes in Millennia's ownership percentage are accounted for as adjustments to paid-in capital. Additionally, the proportionate changes in DCT's unrealized gains or losses in marketable equity securities, that impact Millennia's carrying value of the investment are also recognized as an adjustment to paid-in capital.

     DCT also owns approximately 28% of Millennia. Millennia uses the treasury stock method of accounting for the reciprocal ownership. The shares deemed treasury stock represent the ownership interest Millennia has in itself through its investment in DCT. These shares represent approximately 3.27% of the issued and outstanding common stock of Millennia.

     During fiscal 1996, Millennia, with stockholder approval, effected a one for eight reverse stock split. All issued and outstanding shares in the accompanying consolidated financial statements have been adjusted to reflect the effect of the reverse split as of the beginning of the first period presented.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Millennia and its wholly-owned subsidiaries (collectively "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates and Certain Significant Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves which as described below, may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

      Cash and Cash Equivalents
      The Company considers all cash on hand and in banks, including certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

      Revenue Recognition
      Revenue for door sales is recognized at the time doors are shipped to the Company's customers. Revenue for oil and gas sales is recognized when the oil or gas is produced and sold.

      Marketable Securities
      Marketable securities consist of equity securities and money market funds. Gains or losses on dispositions of marketable securities are based on the difference between the proceeds received and the adjusted carrying amount of the securities sold, using the specific identification method and are reflected in the accompanying statement of operations.

      Inventory
      Inventory consists of purchased doors, related door parts and other supplies and raw materials necessary to assemble commercial doors for resale. These items are carried at the lower of cost or market using the first-in, first-out method.

      Oil and Gas Properties
      The Company follows the full-cost method of accounting for oil and gas properties, as prescribed by the Securities and Exchange Commission. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

      All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Cost directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and any provision for impairment is transferred to the full-cost amortization base. The Company had no material unproved properties at June 30, 1997. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The net capitalized costs are subject to a "ceiling test," which generally limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions.

      Other Property and Equipment
      Other property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally five to seven years, of the individual assets using the straight-line method. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments which extend the economic life of the respective asset are capitalized. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

      Income Taxes
      The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax asset and liability accounts represent the effect of differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depletion and depreciation and certain liability items. A valuation allowance was provided against deferred tax assets, where applicable.

      Earnings (Loss) Per Share
      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period, excluding shares deemed to be treasury stock. Shares owned by the Company's Employee Stock Ownership Plan (Plan) and either allocated to employees or held in trust for future allocation are treated as issued and outstanding for this computation.

      Reclassifications
      Certain amounts have been reclassified in the June 30, 1996 financial statements to conform to the current year presentation.

      Stock-Based Compensation
      In July 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS No. 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 10.

2.    DISCONTINUED OPERATIONS

      In March 1996, effective as of February 29, 1996, the Company sold 100% of the issued and outstanding stock of Tempo for cash of approximately $453,000. The results of operations of Tempo for the period through February 29, 1996 are presented separately as a component of discontinued operations in the accompanying statements of operations. Additionally, the loss incurred on the sale of Tempo is also presented separately as a component of discontinued operations.

      In September 1996, the Company sold 100% of the issued and outstanding stock of AQM to an unrelated third party for the assumption of all liabilities of AQM. In addition, the AQM sale included the release of the Company's guarantees of certain debt of AQM with their primary lending institution and certain key

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     vendors. The sale agreement contains a total guaranty release cap of $5.5 million. The results of operations of AQM for the years ended June 30, 1996 and the period through the disposition in September 1996, are presented as a component of discontinued operations in the statements of operations.

     The gain on the sale of AQM resulted from the Company's release from net liabilities of $4,349,041 offset by the write off of the Company's receivable from AQM of $2,321,333 and the tax effect of $616,758.

     Summarized results of operations of Tempo for fiscal year 1996 (prior to its sale) are as follows:


          Net sales                 $   2,443,017
                                      =============
          Operating loss            $    (281,121)
                                      =============

     Summarized results of operations for AQM for fiscal year 1997 (prior to its sale) and 1996 are as follows:


                                                       1997                1996
                                                       ------              -----
     Net sales                                    $   2,682,751         $ 21,918,899
                                                  ==============        ============
     Operating loss, including management fees    $    (983,604)        $ (2,497,711)
                                                  ==============        ============

3.    INVENTORY

      Inventory consists of the following as of June 30, 1997:


Finished goods and purchased product       $       99,777
Raw materials and supplies                          6,663
                                          ----------------

                                           $     106,440
                                          ================
4.    INVESTMENT IN DCT

      The summarized financial information of DCT is as follows:


                                        AS OF JUNE 30, 1997
Total assets                            $        12,345,302
                                        ==================
Total liabilities                       $         7,699,408
                                        ===================
Stockholders' equity                    $         4,645,894
                                        ===================


                                              YEAR ENDED JUNE 30,
                                         -------------------------
                                           1997                1996
                                         -------              ------
Total revenues                           $  22,553,457       $  24,807,244
                                         ==============      =============
Net income (loss)                        $  (3,447,389)      $     223,044
                                        ===============      =============

As of June 30, 1997, the market value of Millennia's holdings in DCT was approximately $667,000.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    NOTE PAYABLE AND ACQUISITION OF OIL AND GAS PROPERTIES

      The Company acquired producing oil and gas properties from a company affiliated with a former director in November 1996 for a promissory note of $1,715,689 and convertible preferred stock described in Note 6. The note payable bears interest at 12% and is payable solely out of 100% of the net proceeds from the oil and gas properties until November 1, 1999, at which time the balance is due in full. The note is collateralized by 750,000 shares of the Company's DCT common stock and the oil and gas properties. The balance of the note at June 30, 1997 was $1,598,238.

      The following unaudited pro forma information has been prepared as if the properties had been acquired at the beginning of the respective periods:


                                      YEAR ENDED JUNE 30,
                                  ----------------------------
                                      1997                1996
                                     ------              ------
Total revenues                   $   1,231,745        $   1,199,205
                                 ===============      =============
Net loss                         $    (577,972)       $  (5,695,133)
                                 ===============      =============
Net loss per share               $       (0.27)       $       (3.31)
                                 ===============      =============

6.    STOCKHOLDERS' EQUITY

      In connection with the acquisition of oil and gas properties  described in
      Note 5, the Company issued 120,000 shares of convertible preferred stock. These shares were subsequently converted to 120,000 shares of common stock. Each issuance of shares was recorded at the quoted value of the common shares at the date of the acquisition of the properties.

      The Company is authorized to issue up to 10,000,000 shares of preferred stock with rights and preferences as designated by the board of directors. As of June 30, 1997, no shares of preferred stock were outstanding.

      In May and June  1996,  Millennia  issued an  aggregate  of  approximately
      358,300 shares of common stock to various creditors of AQM in partial settlement of open trade accounts payable. These shares were subsequently sold by the various creditors and the proceeds were credited against amounts owed them by AQM. The Company recorded these shares at the market price received that was reported by the respective creditors.

7.    COMMITMENTS

      Leases
      Omni leases office and warehouse facilities under an operating lease agreement. The lease expires in 1999 and contains an annual lease payment escalation clause whereby the base monthly rental increases by the greater of 6.0% per year or the actual increase in the published consumer price index. Rent expense under this lease agreement for the years ended June 30, 1997 and 1996 was $33,530 and $31,632, respectively.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Aggregate future non-cancelable rental payments under this agreement are as follows:


       Year Ending June 30,                      Amount
      ---------------------                    -----------
               1998                                 35,500
               1999                                 24,600
                                               -----------

               Total                            $   60,100
                                               ===========

      Employment Agreements
      The Company entered into two agreements with officers on January 15, 1996. The agreements are for three years each and expire on December 31, 1998. The minimum annual salaries (excluding bonus arrangements) for future years ending June 30 are as follows:


       Year Ending June 30,                     Amount
      ---------------------                    -----------
               1998                             $  180,000
               1999                             $   90,000
                                               -----------

              Totals                            $  270,000
                                               ===========

8.    EMPLOYEE STOCK OWNERSHIP PLAN

      The Company's Employee Stock Ownership Plan (ESOP) provided retirement benefits to substantially all employees of Millennia and its subsidiaries. The ESOP, which was terminated effective July 1, 1996, was a qualified benefit plan exempt from taxation under the Internal Revenue Code of 1986, as amended. Payments by the Company to the ESOP for fiscal year 1996 were $375,240, including interest.

      The Company notified all participants of the ESOP termination and began distribution of the shares during fiscal year 1997.

9.    RELATED PARTY TRANSACTIONS

      During fiscal year 1997 and prior years, an entity that is a stockholder and is controlled by the Company's officers made advances to and has made various payments on the Company's behalf. These advances are unsecured, bear interest at 10% and are repayable upon demand. The balance due at June 30, 1997 is $258,800. This entity has pledged its continued financial support of the Company, as needed, for the year ended June 30, 1998.

      Millennia received approximately $180,000 in management fees from DCT in fiscal year 1996. No management fees were received from DCT in fiscal year 1997. The Company paid approximately $10,500 and $29,000 for the year ended June 30, 1997 and 1996, respectively to an entity controlled by the Company's officers for corporate office facilities rent.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company paid consulting fees of $9,400 to an entity owned by a director for assistance in terminating the ESOP during the year ended June 30, 1997. Additionally, the Company paid a former director $10,000 during the year ended June 30, 1997 for assistance rendered related to the disposition of AQM.

10.   STOCK BASED COMPENSATION

      Stock Option Plans
      The Company has a stock option plan, under which key directors, officers and employees may be granted options to purchase the Company's common stock at prices approximately equal to market value at the date of grant. The options may be exercised any time within five years of grant.

      The following is a summary of activity under this stock option plan for the years ended June 30, 1997 and 1996:


                                  JUNE 30, 1997           JUNE 30, 1996
                                  --------------          --------------
                                         Weighted                Weighted
                                         Average                 Average
                                 Number  Exercise        Number  Exercise
                               of Shares Price        of Shares  Price
                                -------- --------     ---------  --------
Outstanding, beginning of year    1,250   2.00          1,250      2.00

   Canceled or expired              --     --               --     --
   Granted                       60,000   1.50              --     --
   Exercised                        --     --               --     --
                                 ------- -------      ---------   -----

Outstanding, end of year         61,250   1.51          1,250      2.00
                                 ======= =======      =========   =====

If not previously exercised, options outstanding at June 30, 1997 will expire as follows:


                                                 Weighted
                                                 Average
                                 Number          Exercise
                                of Shares        Price
                                ------------     ----------
          1997                    1,250             2.00
          2002                   60,000             1.50
                                ------------     ----------

          Total                  61,250             1.51
                                ============     ==========


   Presented below is a comparison of the weighted average exercise prices and market prices of the Company's common stock on the measurement date for the stock options granted during fiscal year 1997. There were no options granted during fiscal year 1996.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                1997
                              ----------------------------------------
                                Number        Exercise         Market
                               of Shares        Price           Price
                              -----------    ----------        -------
          Exercise price
          greater than
          market price           60,000          1.50             1.25

Pro Forma Stock-Based Compensation Disclosures
As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement date. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's June 30, 1997 net loss and loss per share would have been changed to the pro forma amounts indicated below. There was no pro forma effect for June 30, 1996.



          Net loss:
          As reported                                        $   (718,384)
          Pro forma                                          $   (790,964)
          Net loss per common share:
          As reported                                        $      (0.33)
          Pro forma                                          $      (0.37)

          The estimated fair value of each employee option and warrant granted during fiscal year 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


          Expected volatility                                           188%
          Risk-free interest rate                                       7.5%
          Expected dividends                                               -
          Expected terms (in years)                                        5

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

      The Company's financial instruments are cash, amounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

      The financial instruments that subject the Company to credit risk are trade accounts receivable and accrued oil and gas sales. In the normal course of business, Omni extends unsecured credit to virtually all of its customers, which are located principally in the South Florida region of the United States. As Omni's products are used principally in real property construction, the Company has the right to file materialman's liens against its customers and/or the respective project to collateralize its accounts receivable where the Company's materials are installed under the pertinent provisions of the Uniform Commercial Code and

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      under the State of Florida laws. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectable. Based on the historical experience of the oil and gas industry, the Company believes it does not have significant exposure to loss on accrued oil and gas sales. At June 30, 1997, the Company did not have a significant concentration with any one customer of Omni or oil and gas purchaser.

12.   SEGMENT INFORMATION

      The Company's continuing operations as of June 30, 1997 are from door assembly and distribution and oil and gas production. Financial information with respect to these two segments is set forth below. Information reflected in the accompanying 1996 financial statements for continuing operations reflect principally the operations of Omni, excluding the marketable securities portfolio, the investment in DCT and the operating effects therefrom.


                                                                         1997                 1996
                                                             ----------------------------   -----------
                                                                                Door          Door
                                                             Oil and Gas     Distribution   Distribution
                                                             -------------   -------------  -------------
Net sales                                                     $   553,736    $   536,311    $   467,600
Oil and gas production costs/cost of sales                    $  (384,487)   $   416,012    $   374,740
Operating income (loss)                                       $  (138,356)   $     9,876    $   (11,200)

Income (loss) before income taxes                             $  (138,356)   $     8,870    $   (12,800)
Income tax benefit (expense)                                         --           (9,630)         2,400
                                                              -----------    -----------    -----------
Loss from continuing operations                               $  (138,356)   $      (760)   $   (10,400)
                                                              ===========    ===========    ===========

Identifiable assets                                           $ 1,892,367    $   234,410    $   240,200
                                                              ===========    ===========    ===========

Depreciation and amortization                                 $   154,449    $     4,526    $     4,900
                                                              ===========    ===========    ===========

Capital expenditures                                          $ 1,928,692    $    15,237    $      --
                                                              ===========    ===========    ===========

13.   INCOME TAXES

      The Company's deferred tax asset and liability accounts at June 30, 1997 consist of the following:


Deferred tax assets:
     Deferred expenses for tax purposes                         $       59,500
     Allowances for bad debts and inventory obsolescence                10,500
     Basis difference for investment in DCT                          1,991,000
     Less valuation allowance                                       (2,061,000)
Deferred tax liabilities:                                                  -

Net deferred taxes                                              $          -
                                                                   ============



     The net change in the valuation allowance for the years ended June 30, 1997 and 1996 was an increase of $358,000 and $1,024,000, respectively.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of income tax benefit (expense) for the years ended June 30, 1997 and 1996, respectively, are as follows:

                                      1997              1996
                                     ------             -----
Federal:
     Current                      $     -            $   245,124
     Deferred                      (186,755)             453,299
                                  ---------------    ------------
                                   (186,755)             698,423
State:
     Current                            -                  9,248
     Deferred                           -                 48,937
                                  ----------------   ------------
                                        -                 58,185
                                  ----------------   ------------
Total                             $(186,755)         $   756,608
                                  ================   ============
 The  Company's   income  tax  benefit   (expense)
     applicable to continuing operations for the years ended June 30, 1997 and 1996, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                                   1997    1996
                                                                  ------  ------
Statutory rate applied to loss before income taxes                34.0 %   34.0%
Increase (decrease) resulting from:
     State income taxes                                             --      3.4%
     Change in estimate of  income tax recoverable and
        valuation allowance                                      (52.2)%    2.8%
     Other, inclusive of utilization of net operating losses of
        discontinued operations                                   (4.6)%    4.7%
                                                                  ------  ------
Income tax (expense) benefit                                     (13.6)%   44.9%
                                                                  ======  ======

     The Company's net operating loss carryforward at June 30, 1997 was approximately $417,000. It will expire, if unused, primarily in the year 2002.

14.  LITIGATION

     On March 4, 1996, Adrian Jacoby, allegedly on behalf of the Millennia shareholders, and Richard Abrons, allegedly on behalf of the DCT shareholders, brought a purported shareholder derivative lawsuit against the Board of Directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith, Halter Capital Corporation and Securities Transfer Corporation. In addition, Millennia and DCT have been joined as "nominal defendants". In the lawsuit, the Plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The Plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the Defendants and an accounting of the affairs of the Defendants with respect to their dealings with Millennia and DCT. In addition, the Plaintiffs have requested a temporary injunction and the appointment of a receiver for Millennia and DCT. The Plaintiffs have brought this lawsuit allegedly to vindicate the wrongs that the Plaintiffs claim were done to Millennia and DCT by the individual defendants and their affiliated companies, and, if any damages are ultimately awarded to the Plaintiffs, those damages will be awarded on behalf of, and for the benefit of, Millennia and all of its shareholders. If they are successful, the Plaintiffs may also recover certain attorneys fees and costs. The case is entitled Adrian S. Jacoby et al v. Kevin B. Halter et al, cause No. 96-02169-G, and is pending in the 134th Judicial District for the District Court of Dallas County, Texas. Even though Millennia is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against Millennia. In this type of lawsuit, Millennia is joined as a procedural matter to make it a party to the lawsuit.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     All of the Defendants have answered and denied the allegations contained in the Plaintiffs' Petition. A certain amount of discovery has been conducted by both Plaintiffs and Defendants. All of the Defendants deny all the material allegations and claims in the Petition, dispute the Plaintiffs' contention that this is a proper shareholder derivative action, deny that the Plaintiffs have the right to pursue this lawsuit on behalf of Millennia and DCT and are vigorously defending the lawsuit. In addition, the Defendants have filed counterclaims against the Plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, LLP, Sanford Whitman, the former CFO of Millennia and Jack Brown, the former president of DCT, seeking damages in excess of $50 million. In its counterclaim, Millennia asserted that the filing of this lawsuit and temporary restraining order caused the Company damages. However, Millennia does not believe that the lawsuit will have any further material impact on the operations or financial condition of Millennia.

     Although the Company sold AQM in September 1996, one of the vendors of AQM has brought an action against the Company asserting its alleged rights under a guarantee agreement between the Company and the vendor. This case has not been set for trial and the Company has pending a motion for summary judgment. Discovery and settlement negotiations have occurred and are continuing. In connection with this lawsuit, the Company has recorded a contingent liability in the amount of $175,000 as of June 30, 1997.

15.  SUPPLEMENTARY DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES
     (UNAUDITED)

     Costs Incurred in Oil and Gas Producing Activities
     Costs in oil and gas property acquisition and development activities are summarized below. All the acquisition costs related to proved reserves, and no significant exploration costs were incurred for the year ended June 30, 1997.


          Property acquisition costs                $       1,910,000
          Development costs                         $          18,692
                                                    -----------------
          Total costs incurred                      $       1,928,692
                                                    =================

     Oil and Gas Reserves Quantities
     The reserve information presented below is based upon a report prepared by an independent petroleum engineer. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and proved undeveloped reserves are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved reserves, all of which are in the United States, are estimated as follows:


                                               Oil (bbls)           Gas (mcf)
                                          ---------------     --------------
          Proved reserves, July 1, 1996             -                   -
          Purchase of minerals in place           475,781           1,743,178
          Production                              (18,769)            (90,984)
                                          ---------------     ---------------
          Proved reserves, June 30, 1997          457,012           1,652,194
                                          ===============     ===============

                        MILLENNIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Estimated quantities of proved developed oil and gas reserves of the Company were as follows at June 30, 1997:


                                          Oil (bbls)         Gas (mcf)
                                         ---------------  -------------
           Proved developed reserves          135,348         1,307,610
                                         ===============  =============

     Standardized Measure of Future Net Cash Flows Relating to Proved Reserves Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below. Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion and deferred income taxes. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

     The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

     Presented below is the standardized measure of discounted future net cash flows relating to proved reserves as of June 30, 1997:

          Future cash inflows                                         $     11,946,210
          Less future production and development costs                     (7,475,122)
          Less future income tax expense                                      (68,416)
                                                                     -----------------
          Total future net cash inflows                                     4,402,672
          Less effect of a 10% discount factor                             (2,364,235)
                                                                     -----------------
          Standardized measure of discounted future net cash flows   $      2,038,437
                                                                     =================

     The principal sources of change in the standardized measure of discounted future net cash flows are as follows:


          Balance, July 1, 1996                                                   -
          Sales of oil and gas produced, net of production costs             (162,050)
          Purchases of minerals in place                                     2,231,965
          Net change in income taxes                                          (31,478)
                                                                     -----------------

          Balance, June 30, 1997                                     $       2,038,437
                                                                     =================