Form 10QSB
period 1997-09-30
MILLENNIA INC
filed 1997-11-14
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------                                 --------------
                                   ACT OF 1934

                For the quarterly period ended September 30, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 1-12572

                                 MILLENNIA, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                  59-2158586
------------------------                               -----------------------
 (State of incorporation)                              (IRS Employer ID Number)

                   16910 Dallas Parkway, Suite 100, Dallas TX
                      75248 (Address of principal executive
                                    offices)

                                 (972) 248-1922
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
       November 11, 1997: 2,275,635

Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                 ----     ----

                                 MILLENNIA, INC.

              Form 10-QSB for the Quarter ended September 30, 1997

                                Table of Contents


                                                                        Page
Part I - Financial Information

  Item 1   Financial Statements                                           3

  Item 2   Management's Discussion and Analysis or Plan of Operation     11


Part II - Other Information

  Item 1   Legal Proceedings                                             13

  Item 2   Changes in Securities                                         13

  Item 3   Defaults Upon Senior Securities                               13

  Item 4   Submission of Matters to a Vote of Security Holders           13

  Item 5   Other Information                                             13

  Item 6   Exhibits and Reports on Form 8-K                              13

Part 1 - Item 1 - Financial Statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1997 and June 30, 1997


                                     ASSETS
                                                                                (Unaudited)       (Audited)
                                                                                September 30,       June 30,
                                                                                    1997              1997
                                                                                --------------------------------
Current Assets
   Cash on hand and in bank                                                      $   83,697    $     54,048
   Marketable securities                                                             18,750               -
   Accounts receivable, net of allowance for doubtful
      accounts of $25,000 and $25,000, respectively                                  58,876          70,021
   Accrued oil & gas sales                                                           62,056         115,894
   Income taxes recoverable                                                               -          10,659
   Inventory                                                                        113,631         106,440
   Prepaid expenses and other                                                         5,600             583
                                                                                -------------     -------------

         Total current assets                                                       342,610         357,645
                                                                                -------------     -------------


Oil & Gas Properties, net of accumulated
   depletion of $187,897 and $154,449, respectively                               1,722,103       1,774,243
                                                                                -----------       -------------


Other Assets
   Investment in affiliated company                                                 661,326         614,281
   Other property and equipment - net                                                39,486          26,223
   Other                                                                              6,107           6,107
                                                                                -------------     ------------

         Total other assets                                                         706,919         646,611
                                                                                -------------     ------------


TOTAL ASSETS                                                                     $2,771,632      $2,778,499
                                                                                =============     =============

                                                   - Continued -




The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                        MILLENNIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      September 30, 1997 and June 30, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 (Unaudited)    (Audited)
                                                                                September 30,    June 30,
                                                                                    1997          1997
                                                                                --------------------------
Current Liabilities
   Current portion of long-term debt                                            $      3,930    $   3,930
   Accounts payable - trade                                                          274,283      215,162
   Due to stockholder and other affiliated entities                                  242,110      258,800
   Other accrued liabilities and deferred credits                                    275,374      260,509
                                                                                  ----------     -----------

         Total current liabilities                                                   795,697      738,401
                                                                                 -----------     ------------


Long-term Debt, net of current maturities                                          1,594,308    1,594,308
                                                                                 -----------    -------------


Commitments and Contingencies


Stockholders' Equity
   Preferred stock - $0.00001 par value.  10,000,000 shares
      authorized.  None issued and outstanding                                             -           -
   Common stock - $0.0002 par value.  50,000,000 shares
      authorized.  2,275,635 and 2,274,385 issued
      and outstanding, respectively.                                                     455          454
   Additional paid-in capital                                                      7,021,544    6,786,614
   Shares deemed to be treasury stock (47,016 and
       84,318 shares, respectively)                                                   (3,297)     (35,049)
   Unrealized gain (loss) on marketable securities                                    (3,332)           -
   Retained earnings                                                              (6,633,743)  (6,306,229)
                                                                                 ------------  -------------

         Total stockholders' equity                                                  381,627      445,790
                                                                                 ------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $2,771,632   $2,778,499
                                                                                  ===========  =============



The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants. 4



                        MILLENNIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                    1997            1996
                                                                                --------------------------------

Net Revenues                                                                    $303,859        $130,165

Cost of Sales                                                                    297,150          96,832
                                                                                -------          --------
                                                                                   6,709          33,333
                                                                                ---------        --------

Operating Expenses
   Selling expenses                                                               12,426          11,669
   General and administrative expenses                                           132,900         251,468
   Depreciation and depletion                                                     37,656           1,212
                                                                                --------        ---------
      Total operating expenses                                                   182,982         264,349
                                                                                --------         ---------

Loss from Operations                                                            (176,273)       (231,016)

Other Income (Expenses)
   Gain on sales of marketable securities
      and securities of affiliated entity                                         18,751          11,283
   Interest and other income                                                         308          35,391
   Interest expense                                                              (48,447)              -
   Equity in loss of affiliated entity                                          (121,853)         (5,786)
                                                                                ---------         ---------

Loss from Continuing Operations
   before Provision for Income Taxes                                            (327,514)       (190,128)

Benefit from Income Taxes                                                              -           1,429
                                                                                ----------       -----------

Loss from Continuing Operations                                                 (327,514)       (188,699)

Discontinued Operations, net of income taxes
   Loss from discontinued operations of American Quality
      Manufacturing Corporation, net of income tax benefits of $-0-                    -        (566,991)
   Gain on disposition of American Quality Manufacturing
      Corporation, net of income tax provision of $617,412                             -       1,585,566
                                                                                ----------    ------------
      Income from discontinued operations                                              -       1,018,575
                                                                                ----------    ------------

Net Income (Loss)                                                              $(327,514)    $   829,876
                                                                                ==========     ===========

Earnings (loss) per weighted-average share of common stock outstanding
      From continuing operations                                                  $(0.14)         $(0.09)
      From discontinued operations                                                     -            0.49
                                                                                  --------        -------
         Total loss per share                                                     $(0.14)        $  0.40
                                                                                ==========      ==========

Weighted-average number of shares of common stock outstanding                   2,274,738      2,083,914

                                                                               ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants. 5



                        MILLENNIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                    1997               1996
                                                                                --------------------------------
Cash Flows from Operating Activities
   Net income (loss)                                                            $(327,514)        $ 829,876
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation and depletion                                                38,869             1,212
         Provision for doubtful accounts                                                -             9,900
         (Gain) loss on sales of marketable securities
            and securities of affiliated entity                                   (18,751)          (11,283)
         Equity in earnings (loss) of affiliated entity                           121,853            (5,786)
         Discontinued operations                                                        -        (1,575,541)
         (Increase) decrease in:
            Accounts receivable                                                    11,145           (15,882)
            Accrued oil and gas sales                                              53,838                 -
            Recoverable income taxes                                               10,659                 -
            Inventory                                                              (7,191)          369,169
            Deferred tax benefit                                                        -           612,643
         Increase (decrease) in:
            Accounts payable                                                       59,129            (1,779)
            Other accrued liabilities                                              14,865           (16,054)
                                                                                ----------          -----------
Net cash provided by (used in) operating activities                               (48,115)          203,047
                                                                                ----------          -----------

Cash Flows from Investing Activities
   Proceeds from sales of securities of affiliated entity                         113,425            22,273
   Proceeds from sales of marketable securities                                   101,357            32,482
   Purchases of marketable securities                                            (122,828)         (225,198)
                                                                                ---------          ----------
Net cash provided by (used in) investing activities                                91,954          (170,443)
                                                                                ---------          ----------

Cash Flows from Financing Activities
   Repayment of advances from officer                                                   -           (16,000)
   Repayment of advances from stockholder                                         (16,690)                -
   Proceeds from exercise of employee stock options                                 2,500                 -
                                                                                ---------         ----------------
Net cash used in financing activities                                             (14,190)          (16,000)
                                                                                ---------          -----------

Increase in Cash and Cash Equivalents                                              29,649            16,604

Cash and cash equivalents at beginning of period                                   54,048            36,628
                                                                                ---------          ------------

Cash and cash equivalents at end of period                                      $  83,697         $  53,232
                                                                                =========          ============

                                                   - Continued -

The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants. 6

                        MILLENNIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                     1997            1996
                                              --------------------------------
Supplemental Disclosures of
   Interest and Income Taxes Paid

      Interest paid during the period            $ 18,526          $     -
                                                  =======           ======

      Income taxes paid (refunded)               $(10,659)         $     -
                                                   ======           ======


The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants. 7

                        MILLENNIA, INC. AND SUBSIDIARIES

                          Notes to Financial Statements


Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Millennia, Inc. and all majority- owned subsidiaries, collectively referred to as "Company". The consolidated subsidiaries include Omni Doors, Inc. (Omni), Doblique Energy, Inc. (Doblique) and Millennia Entertainment, Inc. (MEI). All significant intercompany accounts and transactions have been eliminated.

The Company holds an approximate 10.5% or 13.2% interest in Digital Communications Technology Corporation as of September 30, 1997 and June 30, 1997, respectively. The Company held equivalent interests of approximately 17.0% and 17.6% as of September 30, 1996 and June 30, 1996, respectively.

Effective August 31, 1996, the Company sold 100.0% of its ownership interest in American Quality Manufacturing Corporation (AQM) to a corporate unrelated third party for the assumption of all outstanding liabilities of AQM as of the sale date. The results of operations of AQM are presented in the accompanying statement of operations as discontinued operations.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securrities and Exchange Commission. The June 30, 1997 balance sheet data was derived from audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Summary of Significant Accounting Policies

a) Marketable securities

   Marketable securities consist of equity securities which had an aggregate cost of approximately $22,000 at September 30, 1997. The marketable securities portfolio contains net unrealized losses of approximately $3,250, resulting in a net carrying amount of approximately $18,750 at September 30, 1997. The unrealized losses are reported as a separate component of stockholders' equity. The Company's marketable securities portfolio is classified as "available for sale" securities.

                        MILLENNIA, INC. AND SUBSIDIARIES

Note 2 - Summary of Significant Accounting Policies - continued

b) Pending changes in accounting standards

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact, if any, of the implementation of SFAS 130.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact, if any, of the implementation of SFAS 131.

                        MILLENNIA, INC. AND SUBSIDIARIES



Note 3 - Inventory

Inventory  consists  of  purchased  doors,  related  parts  and  other  supplies necessary to assemble commercial metal doors for resale. These items are carried at the  lower  of cost  or  market  using  the  first-in,  first-out  method  of accounting.  Inventory consists of the following  components as of September 30,
1997 and June 30, 1997, respectively:
                                                                                September 30,           June 30,
                                                                                    1997                  1997
               Finished goods and purchased product                                 $96,585           $  99,777
               Other raw materials and supplies                                      17,046               6,663
                                                                                    --------          ---------

                                                                                   $113,631            $106,440
                                                                                    =======             =======

Note 4 - Equity investment in DCT

Summarized financial statement information for DCT is presented below (unaudited)

                                                                                For the three         For the three
                                                                                months ended          months ended
                                                                                September 30,          September 30,
                                                                                    1997                   1996
                                                                                --------------        -------------

         Net sales                                                               $2,205,858            $7,019,937
         Operating profit (loss)                                                $(1,115,340)             $168,137
         Income (loss) from continuing operations                                 $(989,942)             $130,748
         Net income (loss)                                                        $(594,715)              $65,667
         Earnings (loss) per share                                                   $(0.08)                $0.01

                                                                                    As of                 As of
                                                                                September 30,            June 30,
                                                                                    1997                   1997
                                                                                -------------         ------------

      Total assets                                                               $9,939,178           $12,345,302
      Total liabilities                                                          $7,084,434            $7,699,408
      Total stockholders' equity                                                 $2,851,744            $4,645,894






                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)   Results of Operations

Overview

Gross revenues for the first quarter of Fiscal 1998 increased approximately $174,000 from amounts realized for the same period in Fiscal 1997. The most significant reason for this increase was the addition of the Company's wholly-owned subsidiary, Doblique Energy Corporation during the second quarter of Fiscal 1997. The addition of this operating subsidiary also caused the Company to experience significant increases in costs of sales related to the operation of various oil and gas wells, principally located in Texas and New Mexico.

Operating expenses declined by approximately $81,000 from the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1997 due to reduced corporate overhead expenses and lower legal and professional fees related to the stockholder derivative litigation. Some of these cost savings were offset by approximately $36,000 in depletion expenses related to Doblique Energy Corporation.

The Company experienced increases in gains on sales of marketable securities and sales of securities of an affiliated entity, Digital Communications Technology Corporation (DCT), of approximately $7,500 from approximately $11,000 experienced in the first quarter of Fiscal 1997 to approximately $18,700 experienced in the first quarter of Fiscal 1998.

The Company continues to experience non-monetary losses related to the use of the equity method of accounting related to its approximate 10.5% investment in DCT. During the first quarter of Fiscal 1997, this accounting transaction recognized losses of approximately $5,700 while the Company recognized approximately $122,000 in proportionate losses for the first quarter of Fiscal 1998.

The Company experienced losses from continuing operations per weighted-average share of common stock outstanding of approximately $0.14 per share for the first quarter of Fiscal 1998 as compared to a losses of approximately $0.09 per share for the first quarter of Fiscal 1997. Approximately $0.05, or the entire comparative increase, is attributable to the non-monetary loss recognition of the Company's proportionate share of the net losses of DCT.

Door Distribution Segment

Omni Doors, Inc. is the Company's oldest continuing operating subsidiary. For the first quarter of Fiscal 1998, Omni experienced revenues of approximately $128,000 as compared to approximately $130,000 for the equivalent period during Fiscal 1997. This overall decline is nominal and reflective of the highly competitive construction market in South Florida which can lead to periodic fluctuations which are caused by price sensitive consumer demands and overall construction activity. During Fiscal 1997, Omni had an exterior door product approved for installation in Dade County, Florida. This approval process was initiated at the local governmental level in response to damages caused by Hurricane Andrew to the South Florida region. Management is of the opinion that having approved products will enhance the overall product line and acceptability of Omni in the South Florida marketplace.

Omni experienced a net loss from operations of approximately $5,000 for the first three months of Fiscal 1998 as compared to approximately $2,900 for the same period during Fiscal 1997. The primary reason for this increase relates to increases in various selling expenses for increased visibility of Omni and its product lines in the South Florida region.

Oil and Natural Gas Segment

Operations in Doblique Energy Corporation were started on October 1, 1997. During the three month period from July 1997 to September 1997, Doblique experienced revenues of approximately $129,000 from sales of oil and natural gas products. Due to domestic demand and pricing fluctuations and other market pressures, Doblique experienced production and management costs related to these sales of approximately $135,000. Further, depletion on the properties and approximately $48,000 in interest expense on the related purchase debt for the properties caused an overall quarterly operating loss of approximately $99,000 in this segment.

Video Duplication Segment

The Company formed Millennia Entertainment, Inc. (MEI) in February 1997 to acquire and distribute family classic films and other home video products on a "by order" basis. MEI acquires the rights to duplicate the programming, outsources the physical duplication of the programming and distributes the finished product to the buyer. By working on a "by order" basis, MEI is best able to control its inventory requirements and minimize lead times between the time an order is placed and ultimately shipped to MEI's customers.

Due to the start-up nature of this venture, MEI is currently operating in a deficit position for the first quarter of Fiscal 1998. During this time period, MEI experienced revenues of approximately $47,000 and generated a loss from operations of approximately $12,000. Management is pursuing all possible avenues of marketing and market penetration to elevate sales levels to meet or exceed all fixed operational costs. Further, due to competitive pressures, management continually monitors all raw material and production costs to assure that both MEI and its customer receive the best value for the contracted sales prices.

(2)   Liquidity

During the first quarter of Fiscal 1998, the Company experienced net cash requirements by operating activities of approximately $48,000 as compared to cash provided by operating activities during the first quarter of Fiscal 1997 of approximately $203,000. Further, the Company experienced net positive cash flows from marketable securities transactions of approximately $92,000. These proceeds were utilized to support the cash deficit created by operating activities.

The primary sources of funding for the operations of the Company during Fiscal 1998 will be proceeds from transactions in its marketable securities portfolio and the sale of investment securities in DCT to provide cash as needed. Additionally, the Company intends to seek out additional business acquisition candidates which will provide supplemental operating cash necessary to further fund the Company's operational requirements.

(3)   Other Comments

The Company's door distribution segment's sales levels historically follow the commercial construction market and activity levels in South Florida. Therefore, this segment is subject to economic, climatic and other intangible influences that affect the segment's trade area.

The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. However, the results of operations and cash flow of the Company's oil and natural gas segment have been and will continue to be affected to a certain extent by the domestic and international volatility in oil and natural gas prices. Should this segment experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, it would be anticipated that corresponding increases in production costs and related operating expenses would occur.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 MILLENNIA, INC.



November    11   , 1997                              /s/ Kevin B. Halter
         --------                                -------------------------------
                                                                Kevin B. Halter
                                      Chairman and Principal Accounting Officer