Form 10QSB/A
period 1997-09-30
MILLENNIA INC
filed 1997-12-16
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

Part 1 - Item 1 - Financial Statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1997 and June 30, 1997


                                     ASSETS
                                                                                (Unaudited)       (Audited)
                                                                                September 30,       June 30,
                                                                                    1997              1997
                                                                                ---------------------------
Current Assets
   Cash on hand and in bank                                                      $   83,697    $     54,048
   Marketable securities                                                             18,750               -
   Accounts receivable, net of allowance for doubtful
      accounts of $25,000 and $25,000, respectively                                  58,876          70,021
   Accrued oil & gas sales                                                           62,056         115,894
   Income taxes recoverable                                                               -          10,659
   Inventory                                                                        113,631         106,440
   Prepaid expenses and other                                                         5,600             583
                                                                                -----------       ---------

         Total current assets                                                       342,610         357,645
                                                                                -----------       ---------


Oil & Gas Properties, net of accumulated
   depletion of $187,897 and $154,449, respectively                               1,722,103       1,774,243
                                                                                -----------       ---------


Other Assets
   Investment in affiliated company                                                 661,326         614,281
   Other property and equipment - net                                                39,486          26,223
   Other                                                                              6,107           6,107
                                                                                -----------       ---------

         Total other assets                                                         706,919         646,611
                                                                                -----------       ---------


TOTAL ASSETS                                                                     $2,771,632      $2,778,499
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

                        MILLENNIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      September 30, 1997 and June 30, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 (Unaudited)    (Audited)

                                                                                September 30,    June 30,
                                                                                    1997          1997
                                                                                --------------------------
Current Liabilities
   Current portion of long-term debt                                            $      3,930    $   3,930
   Accounts payable - trade                                                          274,283      215,162
   Due to stockholder and other affiliated entities                                  242,110      258,800
   Other accrued liabilities and deferred credits                                    275,374      260,509
                                                                                  ----------     --------

         Total current liabilities                                                   795,697      738,401
                                                                                 -----------     --------


Long-term Debt, net of current maturities                                          1,594,308    1,594,308
                                                                                 -----------    ---------


Commitments and Contingencies


Stockholders' Equity
   Preferred stock - $0.00001 par value.  10,000,000 shares
      authorized.  None issued and outstanding                                             -           -
   Common stock - $0.0002 par value.  50,000,000 shares
      authorized.  2,275,635 and 2,274,385 issued
      and outstanding, respectively.                                                     455          454
   Additional paid-in capital                                                      7,021,544    6,786,614
   Shares deemed to be treasury stock (47,016 and
       84,318 shares, respectively)                                                   (3,297)     (35,049)
   Unrealized gain (loss) on marketable securities                                    (3,332)           -
   Retained earnings                                                              (6,633,743)  (6,306,229)
                                                                                 ------------  -----------

         Total stockholders' equity                                                  381,627      445,790
                                                                                 ------------   ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $2,771,632   $2,778,499
                                                                                  ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                        MILLENNIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                    1997            1996
                                                                                -------------------------

Net Revenues                                                                    $303,859        $130,165

Cost of Sales                                                                    297,150          96,832
                                                                                --------        --------
                                                                                   6,709          33,333
                                                                                --------        --------

Operating Expenses
   Selling expenses                                                               12,426          11,669
   General and administrative expenses                                           132,900         251,468
   Depreciation and depletion                                                     37,656           1,212
                                                                                --------         -------
      Total operating expenses                                                   182,982         264,349
                                                                                --------         -------

Loss from Operations                                                            (176,273)       (231,016)

Other Income (Expenses)
   Gain on sales of marketable securities
      and securities of affiliated entity                                         18,751          11,283
   Interest and other income                                                         308          35,391
   Interest expense                                                              (48,447)              -
   Equity in loss of affiliated entity                                          (121,853)         (5,786)
                                                                                ---------       --------

Loss from Continuing Operations
   before Provision for Income Taxes                                            (327,514)       (190,128)

Benefit from Income Taxes                                                              -           1,429
                                                                                --------        --------

Loss from Continuing Operations                                                 (327,514)       (188,699)

Discontinued Operations, net of income taxes
   Loss from discontinued operations of American Quality
      Manufacturing Corporation, net of income tax benefits of $-0-                    -        (566,991)
   Gain on disposition of American Quality Manufacturing
      Corporation, net of income tax provision of $617,412                             -       1,585,566
                                                                                ---------     ----------
      Income from discontinued operations                                              -       1,018,575
                                                                                ---------     ----------

Net Income (Loss)                                                              $(327,514)    $   829,876
                                                                                =========     ==========

Earnings (loss) per weighted-average share of common stock outstanding
      From continuing operations                                                  $(0.14)         $(0.09)
      From discontinued operations                                                     -            0.49
                                                                                  --------     ---------
         Total loss per share                                                     $(0.14)     $     0.40
                                                                                ==========     =========

Weighted-average number of shares of common stock outstanding                   2,274,738      2,083,914
                                                                               ==========      =========

The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                        MILLENNIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                                                        1997           1996
                                                                                    -----------   -----------
Cash Flows from Operating Activities
   Net income (loss)                                                               $  (327,514)   $   829,876
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation and depletion                                                     38,869          1,212
         Provision for doubtful accounts                                                  --            9,900
         (Gain) loss on sales of marketable securities
            and securities of affiliated entity                                        (18,751)       (11,283)
         Equity in earnings (loss) of affiliated entity                                121,853         (5,786)
         Discontinued operations                                                          --       (1,575,541)
         (Increase) decrease in:
            Accounts receivable                                                         11,145        (15,882)
            Accrued oil and gas sales                                                   53,838           --
            Recoverable income taxes                                                    10,659           --
            Inventory                                                                   (7,191)         6,572
            Prepaid expenses and other                                                  (5,017)       369,169
            Deferred tax benefit                                                          --          612,643
         Increase (decrease) in:
            Accounts payable                                                            59,129         (1,779)
            Other accrued liabilities                                                   14,865        (16,054)
                                                                                   -----------    -----------
Net cash provided by (used in) operating activities                                    (48,115)       203,047
                                                                                   -----------    -----------

Cash Flows from Investing Activities
   Proceeds from sales of securities of affiliated entity                              113,425         22,273
   Proceeds from sales of marketable securities                                        101,357         32,482
   Purchases of marketable securities                                                 (122,828)      (225,198)
                                                                                   -----------    -----------
Net cash provided by (used in) investing activities                                     91,954       (170,443)
                                                                                   -----------    -----------

Cash Flows from Financing Activities
   Repayment of advances from officer                                                     --          (16,000)
   Repayment of advances from stockholder                                              (16,690)          --
   Proceeds from exercise of employee stock options                                      2,500           --
                                                                                   -----------    -----------
Net cash used in financing activities                                                  (14,190)       (16,000)
                                                                                   -----------    -----------

Increase in Cash and Cash Equivalents                                                   29,649         16,604

Cash and cash equivalents at beginning of period                                        54,048         36,628
                                                                                   -----------    -----------

Cash and cash equivalents at end of period                                         $    83,697    $    53,232
                                                                                   ===========    ===========


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