Form 10QSB
period 1997-12-31
MILLENNIA INC
filed 1998-02-17
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

--------------------------------------------------------------------------------


                         Commission File Number: 1-12572

                                 MILLENNIA, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             59-2158586
  (State of incorporation)                              (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 15, 1998: 2,276,907

Transitional Small Business Disclosure Format (check one):    YES       NO X

                                 MILLENNIA, INC.

               Form 10-QSB for the Quarter ended December 31, 1997

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          13


Part II - Other Information

  Item 1   Legal Proceedings                                                  18

  Item 2   Changes in Securities                                              18

  Item 3   Defaults Upon Senior Securities                                    18

  Item 4   Submission of Matters to a Vote of Security Holders                18

  Item 5   Other Information                                                  18

  Item 6   Exhibits and Reports on Form 8-K                                   18

Part 1 - Item 1 - Financial Statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1997 and June 30, 1997


                                     ASSETS
                                     -----
                                                        (Unaudited    (Audited)
                                                        December 31,   June 30,
                                                            1997         1997
                                                         ----------   ----------
Current Assets
   Cash on hand and in bank                              $   62,366   $   54,048
   Marketable securities                                       --           --
   Accounts receivable, net of allowance for doubtful
      accounts of $30,000 and $25,000, respectively          61,226       70,021
   Accrued oil & gas sales                                  115,000      115,894
   Due from stockholder                                      71,609         --
   Income taxes recoverable                                    --         10,659
   Inventory                                                107,329      106,440
   Prepaid expenses and other                                 3,333          583
                                                         ----------   ----------

         Total current assets                               420,863      357,645
                                                         ----------   ----------


Oil & Gas Properties, net of accumulated
   depletion of $229,862 and $154,449, respectively       1,680,138    1,774,243
                                                         ----------   ----------


Other Assets
   Investment in affiliated company                         393,082      614,281
   Other property and equipment - net                        44,448       26,223
   Other                                                      6,463        6,107
                                                         ----------   ----------

         Total other assets                                 443,993      646,611
                                                         ----------   ----------


TOTAL ASSETS                                             $2,544,994   $2,778,499
                                                         ==========   ==========

                                  - Continued -




The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                            3



                        MILLENNIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       December 31, 1997 and June 30, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                              (Unaudited)    (Audited)
                                                             December 31,     June 30,
                                                                  1997           1997
                                                             ------------    -----------
Current Liabilities
   Current portion of long-term debt                          $     3,930    $     3,930
   Cash overdraft                                                  19,478           --
   Accounts payable - trade                                       417,197        215,162
   Due to stockholder and other affiliated entities               380,810        258,800
   Other accrued liabilities and deferred credits                 327,227        260,509
                                                              -----------    -----------

         Total current liabilities                              1,148,642        738,401
                                                              -----------    -----------


Long-term Debt, net of current maturities                       1,594,308      1,594,308
                                                              -----------    -----------


Commitments and Contingencies


Stockholders' Equity
   Preferred stock - $0.00001 par value.  10,000,000 shares
      authorized.  None issued and outstanding                       --             --
   Common stock - $0.0002 par value.  50,000,000 shares
      authorized.  2,276,907 and 2,274,385 issued
      and outstanding, respectively                                   455            454
   Additional paid-in capital                                   6,875,837      6,786,614
   Shares deemed to be treasury stock (43,692 and
       84,318 shares, respectively)                                (3,058)       (35,049)
   Unrealized gain (loss) on marketable securities                   --             --
   Retained earnings                                           (7,071,190)    (6,306,229)
                                                              -----------    -----------

         Total stockholders' equity                              (197,956)       445,790
                                                              -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 2,544,994    $ 2,778,499
                                                              ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                            4



                        MILLENNIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              Six and Three months ended December 31, 1997 and 1996
                                   (Unaudited)



                                              Six months    Six months    Three months  Three months
                                                 ended         ended          ended          ended
                                             December 31,   December 31,   December 31,  December 31,
                                                1997           1996           1997           1996
                                             ----------     ----------     ----------    ----------
Net Revenues                                $   611,211    $   447,386    $   307,352    $   317,221

Cost of Sales                                   586,715        322,888        289,563        226,056
                                            -----------    -----------    -----------    -----------
                                                 24,496        124,498         17,787         91,165
                                            -----------    -----------    -----------    -----------
Operating Expenses
   Selling expenses                              28,759         27,795         16,333         16,126
   General and administrative expenses          348,298        457,819        215,398        206,351
   Depreciation and depletion                    83,070         25,154         45,414         23,942
                                            -----------    -----------    -----------    -----------
      Total operating expenses                  460,127        510,768        277,145        246,419
                                            -----------    -----------    -----------    -----------

Loss from Operations                           (435,631)      (386,270)      (259,358)      (155,254)

Other Income (Expenses)
   Gain (loss) on sales of marketable
      securities and securities of
      affiliated entity                         (62,619)        27,785        (81,370)        16,566
   Interest and other income                        460           --              152           --
   Interest expense                             (97,087)       (10,639)       (48,640)       (46,094)
   Equity in loss of affiliated entity         (170,084)        46,654        (48,231)        52,440
                                            -----------    -----------    -----------    -----------

Loss from Continuing Operations
   before Provision for Income Taxes           (764,961)      (322,470)      (437,447)      (132,342)

Benefit from Income Taxes                          --         (101,954)          --         (103,383)
                                            -----------    -----------    -----------    -----------

Loss from Continuing Operations                (764,961)      (424,424)      (437,447)      (235,725)

Discontinued Operations, net of
   income taxes
   Loss from discontinued operations of
      American Quality Manufacturing
      Corporation, net of income tax
      benefits of $217,000                         --         (566,991)          --             --
   Gain on disposition of American
      Quality Manufacturing Corporation,
      net of income tax provision of
      $539,000                                     --        1,585,566           --             --
                                            -----------    -----------    -----------    -----------
      Income from discontinued operations          --        1,018,575           --             --
                                            -----------    -----------    -----------    -----------

Net Income (Loss)                           $  (764,961)   $   594,151    $  (437,447)   $  (235,725)
                                            ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                            5



                        MILLENNIA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
              Six and Three months ended December 31, 1997 and 1996
                                   (Unaudited)



                                       Six months    Six months     Three months   Three months
                                           ended        ended          ended          ended
                                       December 31,  December 31,   December 31,   December 31,
                                          1997           1996           1997           1996
                                       -----------   -----------    -----------    -----------
Loss from Continuing Operations       $  (764,961)   $  (424,424)   $  (437,447)   $  (235,725)

Income from discontinued operations          --        1,018,575           --             --
                                      -----------    -----------    -----------    -----------

Net Income (Loss)                     $  (764,961)   $   594,151    $  (437,447)   $  (235,725)
                                      ===========    ===========    ===========    ===========


Earnings (loss) per weighted-
   average share of common
   stock outstanding
      From continuing operations      $     (0.34)   $     (0.20)   $     (0.19)   $     (0.11)
      From discontinued operations           --             0.48           --             --
                                      -----------    -----------    -----------    -----------
         Total loss per share         $     (0.34)   $      0.28    $     (0.19)   $     (0.11)
                                      ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding          2,275,436      2,092,769      2,276,133      2,101,597
                                      ===========    ===========    ===========    ===========





The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                        MILLENNIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1997 and 1996
                                   (Unaudited)




                                                                1997          1996
                                                            -----------    -----------
Cash Flows from Operating Activities
   Net income (loss)                                        $  (764,961)   $   594,151
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation and depletion                              85,496         25,124
         Provision for doubtful accounts                          5,000         12,500
         Stock issued for director fees                           5,406           --
         (Gain) loss on sales of marketable securities
            and securities of affiliated entity                  62,619        (27,785)
         Equity in earnings (loss) of affiliated entity         170,084        (46,654)
         Discontinued operations                                   --       (1,575,695)
         (Increase) decrease in:
            Accounts receivable                                   3,795        (18,425)
            Accrued oil and gas sales                               894           --
            Recoverable income taxes                             10,659           --
            Inventory                                              (889)         8,419
            Prepaid expenses and other                           (4,323)       426,424
            Deferred tax benefit                                   --          615,522
         Increase (decrease) in:
            Accounts payable                                    202,035         24,043
            Other accrued liabilities                            66,718        113,111
                                                            -----------    -----------
Net cash provided by (used in) operating activities            (157,467)       180,765
                                                            -----------    -----------

Cash Flows from Investing Activities
   Purchase of oil & gas properties and
      other property and equipment                               (9,805)      (105,414)
   Advances to stockholder                                      (71,609)          --
   Proceeds from sales of securities of affiliated entity       143,363         22,273
   Proceeds from sales of marketable securities                 108,442        375,163
   Purchases of marketable securities                          (148,594)      (562,846)
                                                            -----------    -----------
Net cash provided by (used in) investing activities              21,797       (270,824)
                                                            -----------    -----------

Cash Flows from Financing Activities
   Increase (decrease) in cash overdraft                         19,478           --
   Repayment of advances from officer                              --          (16,000)
   Advances from stockholder                                    122,010        171,000
   Proceeds from exercise of employee stock options               2,500           --
                                                            -----------    -----------
Net cash used in financing activities                           143,988        155,000
                                                            -----------    -----------

Increase in Cash and Cash Equivalents                             8,318         64,941
Cash and cash equivalents at beginning of period                 54,048         36,628
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $    62,366    $   101,569
                                                            ===========    ===========



                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                        MILLENNIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   Six months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                      1997             1996
                                                      --------        --------
Supplemental Disclosures of
   Interest and Income Taxes Paid

      Interest paid during the period                 $ 18,527          $1,523
                                                      ========          ======

      Income taxes paid (refunded)                    $(10,659)         $    -
                                                      ========          ======


Supplemental schedule of noncash investing and financing activities

The Company acquired certain oil & gas properties on November 30, 1996. The purchase price consisted of $100,000 in cash, a $1,615,689 promissory note and 120,000 shares of the Company's common stock, valued at $150,000.

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

                        MILLENNIA, INC. AND SUBSIDIARIES

                          Notes to Financial Statements


Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Millennia, Inc. and all majority-owned subsidiaries, collectively referred to as "Company". The consolidated subsidiaries include Omni Doors, Inc. (Omni), Doblique Energy, Inc. (Doblique) and Millennia Entertainment, Inc. (MEI). All significant intercompany accounts and transactions have been eliminated.

The Company holds an approximate 9.7% and 13.2% interest in Digital Communications Technology Corporation as of December 31, 1997 and June 30, 1997, respectively. The Company held equivalent interests of approximately 15.3% and 17.6% as of December 31, 1996 and June 30, 1996, respectively.

Effective August 31, 1996, the Company sold 100.0% of its ownership interest in American Quality Manufacturing Corporation (AQM) to a corporate unrelated third party for the assumption of all outstanding liabilities of AQM as of the sale date. The results of operations of AQM are presented in the accompanying statement of operations as discontinued operations.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The June 30, 1997 balance sheet data was derived from audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

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

Note 2 - Summary of Significant Accounting Policies

a) Marketable securities

   The Company held no marketable securities as of December 31, 1997 other than its investment in Digital Communications Technology Corporation. The Company, from time to time, maintains a marketable securities portfolio and the portfolio may contain net unrealized gains or losses which are reported as a separate component of stockholders' equity. The Company's marketable securities portfolio is classified as "available for sale" securities.

                        MILLENNIA, INC. AND SUBSIDIARIES

Note 2 - Summary of Significant Accounting Policies - continued

b) Pending changes in accounting standards

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. There has been no significant impact from the adoption of this standard.

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

Note 3 - Inventory

Inventory consists of purchased doors, related parts and other supplies necessary to assemble commercial metal doors for resale. These items are carried at the lower of cost or market using the first-in, first-out method of accounting. Inventory consists of the following components as of September 30, 1997 and June 30, 1997, respectively:
                                                      December 31,   June 30,
                                                          1997         1997
                                                       ----------    ---------
       Finished goods and purchased product             $  91,230    $  99,777
       Other raw materials and supplies                    16,099        6,663
                                                        ---------    ---------
                                                        $ 107,329    $ 106,440
                                                        =========    =========

                        MILLENNIA, INC. AND SUBSIDIARIES

Note 4 - Equity investment in DCT

Summarized   financial   statement   information  for  DCT  is  presented  below
(unaudited)

                                                    For the six     For the six
                                                   months ended    months ended
                                                   December 31,    December 31,
                                                      1997            1996
                                                   ------------    ------------

      Net sales                                    $3,388,841      $15,814,416
      Operating profit (loss)                     $(2,031,826)        $614,292
      Income (loss) from continuing operations    $(1,584,647)        $301,940
      Net income (loss)                           $(1,584,647)        $297,255
      Total net earnings (loss) per share              $(2.14)           $0.47

                                                      As of          As of
                                                   December 31,     June 30,
                                                      1997          1997
                                                   ------------    ------------

   Total assets                                   $12,226,009     $12,345,302
   Total liabilities                               $7,073,334      $7,699,408
   Total stockholders' equity                      $4,867,451      $4,645,894


Note 5 - Litigation

The Company may from time to time be party to various legal actions arising during the ordinary course of its business. In addition, the Company is currently involved in the following litigation:

On March 4, 1996, Adrian Jacoby, allegedly on behalf of the Company, and Richard Abrons, allegedly on behalf of an affiliate company, Digital Communications Technology Corporation ("DCT"), brought a purported shareholder derivative lawsuit against the Company's board of directors - Kevin B. Halter, Kevin B. Halter, Jr., Gary C. Evans and James Smith - as well as Halter Capital Corporation and Securities Transfer Corporation. In addition, the Company and DCT have been joined as "nominal defendants." In the lawsuit, the plaintiffs have alleged breaches of fiduciary duty, fraud, and violations of state securities laws. The plaintiffs seek unspecified actual and exemplary damages, a constructive trust against the assets of the defendants and an accounting of the affairs of the defendants with respect to their dealings with the Company and DCT. In addition, the plaintiffs have requested a temporary injunction and the appointment of a receiver for the Company and DCT.

In 1995, Halter Capital Corporation  ("HCC"), in which Kevin B. Halter and Kevin
B. Halter, Jr. (the "Halters") are principals, negotiated the satisfaction of $1,217,000 in debt owed to creditors by Millennia's subsidiary, American Quality Manufacturing Corporation ("AQM," since sold). The Halters are also officers and directors of Millennia. HCC satisfied these debts by transferring, in the aggregate, 1,659,000 shares of Millennia common stock it owned to the creditors. To repay HCC for the AQM indebtedness HCC paid, Millennia transferred to HCC 1,622,000 shares of DCT Common Stock it held as an investment. With the payment of DCT Common Stock to HCC and the salaries or other compensation received from Millennia by the Halters, Mr. Evans and Mr. Smith, plaintiffs assert that each breached their duties of loyalty, usurped corporate opportunities and committed gross mismanagement by wrongfully using Millennia and DCT as instruments for their own and HCC's pecuniary gain

          DIGITAL COMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY

Note 5 - Litigation - continued

to the detriment of Millennia, DCT and their shareholders. If any damages are ultimately awarded to the plaintiffs, those damages will be on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the plaintiffs may recover certain attorney's fees and costs. This case is entitled Richard Abrons et al v. Kevin B. Halter et al, Cause No. 96-02169-G, in the 134th Judicial District, Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

All of the defendants have answered denying all of the material allegations and claims in the Petition, disputing the plaintiffs' contention that it is a proper shareholder derivative action, denying that the plaintiffs have the right to pursue this lawsuit on behalf of the Company and Millennia and are vigorously defending the lawsuit. In addition, the defendants have filed counterclaims against the plaintiffs and third party actions against Blake Beckham, Attorney at Law, Beckham & Thomas, L.L.P., Sanford Whitman, the former CFO of the Company and Jack D. Brown Jr., the former President of the Company, seeking damages in excess of $50 million. In its counterclaim, the Company has asserted that the filing of this lawsuit and the temporary restraining order the plaintiffs caused to be issued in the case resulted in damages to the Company.

A court hearing related to this case commenced on February 9, 1998 to ascertain if the Plaintiffs have met the legal requirements to file and pursue this case. The Company continues to believe that the results of this lawsuit will not have any material impact on the operations or financial condition of the Company other than the expenditure of legal and professional fees, which are currently in excess of $600,000 in the aggregate, related to this specific matter.






                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


(1)   Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)   Results of Operations

Overview

Gross revenues for the six months of Fiscal 1998 increased approximately $164,000 from amounts realized for the same period in Fiscal 1997. The most significant reason for this increase was the addition of the Company's wholly-owned subsidiary, Doblique Energy Corporation during the second quarter of Fiscal 1997. The addition of this operating subsidiary also caused the Company to experience significant increases in costs of sales related to the operation of various oil and gas wells, principally located in Texas and New Mexico. During the second quarter of Fiscal 1998, Doblique Energy Corporation experienced diminished gross margins between the recognized revenues and expenses. Management continues to utilize the services of a third-party operator for this business segment and consistently monitors revenue and expenditure levels.

Operating expenses declined by a net of approximately $51,000 for the six months of Fiscal 1998 compared to the first six months of Fiscal 1997 due to reduced corporate overhead expenses and lower legal and professional fees related to the stockholder derivative litigation. Some of these cost savings were offset by depletion expenses related to Doblique Energy Corporation.

The Company experienced losses on sales of marketable securities and sales of securities of an affiliated entity, Digital Communications Technology Corporation (DCT), of approximately $(62,719) during the first six months of Fiscal 1998 as compared to gains of approximately $27,785 realized during the first six months of Fiscal 1997.

The Company continues to experience non-monetary losses related to the use of the equity method of accounting related to its approximate 9.7% investment in DCT. During the first six months of Fiscal 1997, this accounting transaction recognized income of approximately $47,000 while the Company recognized approximately $170,000 in proportionate losses for the first quarter of Fiscal 1998. Additionally, on December 12, 1997, DCT announced that it had been forced to curtail its video tape duplication operations and lay off most of its employees due to severe cash flow problems which had been caused by its inability to draw funds under the Bank One, Texas, N. A. line of credit.

The Company experienced losses from continuing operations per weighted-average share of common stock outstanding of approximately $0.34 per share for the first six months of Fiscal 1998 as compared to losses of approximately $0.20 per share for the first quarter of Fiscal 1997. Approximately $0.07, or one-half of the comparative increase, is attributable to the non-monetary loss recognition of the Company's proportionate share of the net losses of DCT. The balance in the increased loss per share related to increased operating expenses and lower revenues experienced in Doblique Energy Corporation.

Door Distribution Segment

Omni Doors, Inc. is the Company's oldest continuing operating subsidiary. For the six and three months of Fiscal 1998, respectively, Omni experienced revenues of approximately $258,000 and $$130,000 as compared to approximately $271,000 and $141,000 for the equivalent periods during Fiscal 1997. This overall decline is nominal and reflective of the highly competitive construction market in South Florida which can lead to periodic fluctuations which are caused by price sensitive consumer demands and overall construction activity. During Fiscal 1997, Omni had an exterior door product approved for installation in Dade County, Florida. This approval process was initiated at the local governmental level in response to damages caused by Hurricane Andrew to the South Florida region. Management is of the opinion that having approved products will enhance the overall product line and acceptability of Omni in the South Florida marketplace.

Omni experienced a year-to-date net loss from operations of approximately $24,000 for the first six months of Fiscal 1998 as compared to a comparable net income of approximately $2,400 for the same period during Fiscal 1997. The primary reason for this loss relates to increases in various selling expenses for increased visibility of Omni and its product lines in the South Florida region.

Oil and Natural Gas Segment

Operations in Doblique Energy Corporation were started on October 1, 1997. During the three month period from July 1997 to September 1997, Doblique experienced revenues of approximately $129,000 from sales of oil and natural gas products. During the second quarter (October to December) of Fiscal 1998,
Doblique recognized revenues of approximately $280,000 as compared to approximately $177,000 for the same period during Fiscal 1977. For comparative purposes, due to domestic demand and pricing fluctuations and other market pressures, Doblique experienced second quarter production and management costs related to these sales of approximately $121,000 for both the October to December 1997 and 1996 periods, respectively. Further, depletion on the properties was approximately $42,000 and 23,000 for the second quarter periods in Fiscal 1998 and 1998, respectively. The Company has also experienced interest expenses related to the acquisition debt of approximately $49,000 and $32,000, respectively during the second quarter of Fiscal 1998 and 1997. The overall year-to-date operating loss incurred in this operating segment was approximately $155,000, with approximately $56,000 occurring in the second quarter of Fiscal 1998. The second quarter loss of approximately $56,000 compares to a second quarter operating income of approximately $20,000 for Fiscal 1997.

Video Duplication and Distribution Segment

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

Due to the start-up nature of this venture, MEI is currently operating in a deficit position for the first six months of Fiscal 1998. During the first six months of Fiscal 1998, MEI experienced revenues of approximately $73,000 and generated a loss from operations of approximately $76,000. Management is pursuing all possible avenues of marketing and market penetration to elevate sales levels to meet or exceed all fixed operational costs. Further, due to competitive pressures, management continually monitors all raw material and production costs to assure that both MEI and its customers receive the best value for the contracted sales prices.

Investment in Digital Communications Technology Corporation

On August 21, 1997, DCT's lending institution, Bank One, Texas, N. A., notified DCT that the lending institution intended, 120 days subsequent to the notice, to stop making further advances on DCT's line of credit and accelerate the maturity of the debt then owed.

On December 1, 1997, DCT announced that it had filed a lender liability lawsuit in Dallas County, Texas against Bank One, Texas, N. A. (Bank) in connection with the Bank's commitment in November 1996 to lend up to approximately $9 million for working capital and funds needed to permit the relocation and expansion of DCT's business. In the lawsuit, DCT has alleged that the Bank's conduct constitutes breach of contract, fraud in the inducement and several violations of the Bank's statutory duties of good faith and fair dealings which have resulted in damages exceeding $5 million to DCT.

Funds to reduce the Bank debt are being generated from the collection of accounts receivable and the sale of video tape duplication equipment. The inability to draw upon the Bank credit facility has left DCT with few alternatives other than to retire the outstanding bank debt and allow the release of existing liens which cover virtually all of DCT's assets.

DCT anticipates having sufficient remaining equipment to continue its video tape duplication business on a reduced scale, if it so chooses, or it may enter another line of business.

As a result of these events, DCT effectively ceased all video tape duplication activities on December 31, 1997 and has laid off a significant portion of its workforce.

Further, DCT, at this time, does not fully satisfy all of the American Stock Exchange guidelines for continued listing and, accordingly, there is no assurance that such listing will be continued by the American Stock Exchange.

DCT continues to experience elevated general and administrative costs due to general overhead matters and legal and professional costs related to the stockholder derivative litigation. A court hearing related to this case commenced on February 9, 1998 to ascertain if the Plaintiffs have met the legal requirements to file and pursue this case. The Company continues to believe that the results of this lawsuit will not have any material impact on the operations or financial condition of the Company other than the expenditure of legal and professional fees, which are currently in excess of $600,000 in the aggregate, related to this specific matter.

DCT's Results of operations

DCT experienced a decline in second quarter sales volume from approximately $8.8 million for the three months ended December 31, 1996 to approximately $1.2 million for the three months ended December 31, 1997. Further, the DCT's revenues for the first six months of Fiscal 1998 were approximately $3.4 million as compared to approximately $15.8 million for the comparable period in Fiscal 1997. Several factors impacted this decline in sales including, but not limited to, management evaluation of DCT's customer base and elimination of inefficient and unprofitable accounts and the overall industry decline in product sales. Additionally, due to the lack of available funding on its existing credit facilities, DCT effectively ceased all video tape duplication operations, effective December 31, 1997. The full impact of this curtailment will be realized in future periods.

The industry consensus is that the overall industry sales activity during Calendar 1997 was significantly slower than expected. DCT has experienced severe cash flow problems caused by its inability to access its line of credit from its lending institution which will negatively impact its ability to solicit sales to customers during the last half of DCT's fiscal year ending June 30, 1998.

DCT incurred costs of sales of approximately $1.25 million and $3.24 million, respectively, for the three and six month periods ended December 31, 1997 as compared to approximately $7.09 million and $12.65 million for the comparable periods ended December 31, 1996. The primary component of these expenses are DCT's fixed costs related to its production facility in Indianapolis, Indiana and its former production facility in Ft. Lauderdale, Florida. These costs were approximately 106% and 95.6% of sales for the three and six months ended December 31, 1997 as compared to approximately 80.4% and 80.0% for the comparable periods ended December 31, 1996. Management continues to evaluate its fixed and variable costs in relation to sales activity to strive towards optimum efficiency and profitable operations. Further, DCT intends to continuing to reduce its inventory levels to achieve a better utilization of available resources.

Selling expenses decreased by approximately $305,000 and $494,000 for the three and six months ended December 31, 1997 from the comparable periods ended December 31, 1996. These costs continue to decline as a result of reduced business activity related to diminished cash flows as a direct result of the inability to access DCT's existing credit facilities.

General and administrative expenses continue to experience pressure from general corporate overhead and legal and professional fees. DCT incurred aggregate costs of approximately $362,000 and $1.3 million during the three and six month periods ended December 31, 1997, respectively. These costs were approximately $564,000 and $1.2 million for the comparable period ended December 31, 1996. A significant component of these expenses occurred during the July-September 1997 quarter as an effect of closing and relocating of the Ft. Lauderdale, Florida operations to the Indianapolis, Indiana facility. DCT's management was of the opinion that the closing of the Ft. Lauderdale facility and the sale of the assets of its satellite uplink operation would significantly contribute to future cost savings for DCT.

DCT's Liquidity and capital requirements

During the first six months of Fiscal 1998, DCT experienced net cash provided by operations of approximately $1.583 million as compared to using net cash in operations of approximately $(224,000) during the same period of the preceding year. Included in this net cash flow into DCT was the collection, and affiliated reduction, of accounts receivable of approximately $930,000 and the reduction of inventories of approximately $965,000. The funds provided by these inflows were utilized to reduce accounts payable by approximately $569,000.

Further liquidity was provided by approximately $168,000 in proceeds from the sale of the satellite uplink equipment to an unrelated third party and approximately $500,000 in proceeds from the sale of the closed Ft. Lauderdale facility. These cash inflows were offset by purchases and upgrading of video duplication equipment and leaseholds at the Indianapolis facility of approximately $739,000.

DCT also utilized cash during the first half of Fiscal 1998 to reduce a book cash overdraft by approximately $137,000, to lower the outstanding balance on DCT's revolving line of credit of approximately $772,000 and to reduce DCT's long-term debt by approximately $224,000. Further, during January 1998, DCT utilized the proceeds from the sale of excess equipment and collection of trade accounts receivable to further reduce outstanding bank debt due to Bank One, Texas, N. A.

Overall, DCT's available cash on hand decreased by approximately $225,000 from June 30, 1997 to December 31, 1997 with the net change relating principally to the overall increase in property and equipment at the Indianapolis facility as a result of relocating the Ft. Lauderdale operations.

DCT relocated and expanded the entire Indianapolis facility into a new 172,000 square foot building during Fiscal 1997. The Indianapolis plant opened in June 1997 with an increased operating capacity of approximately 20%. The new facility layout is designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery. As mentioned, DCT added approximately $739,000 in property and equipment during the first six months of Fiscal 1998. In the event that DCT continues its video tape duplication business, due to the capital intensive and high technology nature of this business line, certain levels of capital acquisitions for new duplication and production equipment and/or upgrades of existing equipment may be required to keep DCT competitive in the marketplace. Any such expenditures, if necessary, are proposed, at this time, to potentially be financed through operations and/or separate financing/leasing arrangements. There can be no assurances, however, that DCT will either continue its video tape duplication business or actually incur further capital expenditures. At this time, DCT has no plans to acquire or upgrade any equipment for the remainder of the fiscal year ending June 30, 1998.

(3)   Liquidity and Capital Resources of Millennia, Inc.

During the first six months of Fiscal 1998, the Company experienced net cash requirements for operating activities of approximately $157,000 as compared to cash provided by operating activities during the first six months of Fiscal 1997 of approximately $181,000. Further, the Company experienced net positive cash flows from marketable securities transactions of approximately $103,000. These proceeds were utilized to support the cash deficit created by operating activities.

The primary sources of funding for the operations of the Company during Fiscal 1998 will be proceeds from transactions in its marketable securities portfolio. Additionally, the Company intends to seek out additional business acquisition candidates which will provide supplemental operating cash necessary to further fund the Company's operational requirements.

(4)   Other Comments

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





                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

     See Notes to the Consolidated Financial Statements

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on November 25, 1997.

     All four of its current directors, Kevin B. Halter, Kevin B. Halter, Jr., Don R. Benton and James Smith, were re- elected each receiving the favorable vote of more than 98.0% of the shares actually voted.

     The stockholders also ratified the appointment of Hein + Associates, LLP as the Company's independent auditors.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 MILLENNIA, INC.



February   16, 1998                                     /s/ Kevin B. Halter
         ------                                ---------------------------------
                                                                 Kevin B. Halter
                                       Chairman and Principal Accounting Officer