Form 10QSB
period 1998-03-31
MILLENNIA INC
filed 1998-05-22
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934


                  For the quarterly period ended March 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 1-12572

                                 MILLENNIA, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                               59-2158586
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                    (Address of principal executive offices)

                                 (972) 248-1922
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 21, 1998: 2,276,907

Transitional Small Business Disclosure Format (check one):    YES       NO X



                                 MILLENNIA, INC.

                Form 10-QSB for the Quarter ended March 31, 1998

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




Part 1 - Item 1 - Financial Statements

                        MILLENNIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 1998 and June 30, 1997


                                     ASSETS
                                                        (Unaudited)     (Audited)
                                                           March 31,     June 30,
                                                             1998         1997
                                                        -----------    ----------
Current Assets
   Cash on hand and in bank                             $    37,116    $    54,048
   Marketable securities                                       --             --
   Accounts receivable, net of allowance for doubtful
      accounts of $30,000 and $25,000, respectively         117,158         70,021
   Accrued oil & gas sales                                     --          115,894
   Due from stockholder                                      39,110           --
   Income taxes recoverable                                    --           10,659
   Inventory                                                 84,851        106,440
   Prepaid expenses and other                                 2,201            583
                                                        -----------    -----------

         Total current assets                               280,436        357,645
                                                        -----------    -----------


Oil & Gas Properties, net of accumulated
   depletion of $258,891 and $154,449, respectively       1,651,109      1,774,243
                                                        -----------    -----------


Other Assets
   Investment in affiliated company                        (649,063)       614,281
   Other property and equipment - net                        41,585         26,223
   Other                                                      6,811          6,107
                                                        -----------    -----------

         Total other assets                                (600,667)       646,611
                                                        -----------    -----------


TOTAL ASSETS                                            $ 1,330,878    $ 2,778,499
                                                        ===========    ===========


                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                        MILLENNIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                        March 31, 1998 and June 30, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               (Unaudited)     (Audited)
                                                                March 31,       June 30,
                                                                   1998          1997
                                                              -----------    -----------

Current Liabilities
   Current portion of long-term debt                          $     3,930    $     3,930
   Cash overdraft                                                  56,515           --
   Accounts payable - trade                                       430,593        215,162
   Due to stockholder and other affiliated entities               722,680        258,800
   Other accrued liabilities and deferred credits                 361,508        260,509
                                                              -----------    -----------

         Total current liabilities                              1,575,226        738,401
                                                              -----------    -----------


Long-term Debt, net of current maturities                       1,594,308      1,594,308
                                                              -----------    -----------


Commitments and Contingencies


Stockholders' Equity
   Preferred stock - $0.00001 par value.  10,000,000 shares
      authorized.  None issued and outstanding                       --             --
   Common stock - $0.0002 par value.  50,000,000 shares
      authorized.  2,276,907 and 2,274,385 issued
      and outstanding, respectively                                   455            454
   Additional paid-in capital                                   6,808,649      6,786,614
   Shares deemed to be treasury stock (-0- and
       84,318 shares, respectively)                                  --          (35,049)
   Retained earnings                                           (8,647,760)    (6,306,229)
                                                              -----------    -----------

         Total stockholders' equity                            (1,838,656)       445,790
                                                              -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,330,878    $ 2,778,499
                                                              ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                        MILLENNIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               Nine and Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                            Nine months    Nine months    Three months  Three months
                                              ended          ended          ended             ended
                                             March 31,      March 31,       March 31,       March 31,
                                               1998           1997            1998           1997
                                            -----------    -----------    -----------    -----------

Net Revenues                                $   916,841    $   789,330    $   305,630    $   341,944

Cost of Sales                                   964,402        541,093        377,687        218,205
                                            -----------    -----------    -----------    -----------
                                                (47,561)       248,237        (72,057)       123,739
                                            -----------    -----------    -----------    -----------
Operating Expenses
   Selling expenses                              43,454         42,304         14,695         14,510
   General and administrative expenses          795,973        621,814        447,675        163,995
   Depreciation and depletion                   113,938         58,881         30,868         33,726
                                            -----------    -----------    -----------    -----------
      Total operating expenses                  953,365        722,999        493,238        212,231
                                            -----------    -----------    -----------    -----------

Loss from Operations                         (1,000,926)      (474,762)      (565,295)       (88,492)

Other Income (Expenses)
   Gain (loss) on sales of marketable
      securities and securities of
      affiliated entity                         (62,619)        32,674           --           15,342
   Interest and other income                        550           --               90           --
   Interest expense                            (130,436)       (52,566)       (33,349)       (52,380)
   Equity in loss of affiliated entity       (1,148,100)       (68,854)      (978,016)      (115,508)
                                            -----------    -----------    -----------    -----------

Loss from Continuing Operations
   before Provision for Income Taxes         (2,341,531)      (563,508)    (1,576,570)      (241,038)

Benefit from (Provision for) Income Taxes          --         (144,069)          --          (42,115)
                                            -----------    -----------    -----------    -----------

Loss from Continuing Operations              (2,341,961)      (707,577)    (1,576,570)      (283,153)

Discontinued Operations, net of
   income taxes
   Loss from discontinued operations of
      American Quality Manufacturing
      Corporation, net of income tax
      benefits of $217,000                         --         (566,991)          --             --
   Gain on disposition of American
      Quality Manufacturing Corporation,
      net of income tax provision of
       $539,000                                    --        1,585,566           --             --
                                            -----------    -----------    -----------    -----------
      Income from discontinued operations          --        1,018,575           --             --
                                            -----------    -----------    -----------    -----------

Net Income (Loss)                           $(2,341,531)   $   310,998    $(1,576,570)   $  (283,153)
                                            ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                        MILLENNIA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
               Nine and Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                       Nine months    Nine months   Three months   Three months
                                          ended        ended         ended            ended
                                        March 31,      March 31,     March 31,       March 31,
                                          1998          1997         1998              1997
                                      -----------    -----------    -----------    -------------

Loss from Continuing Operations       $(2,341,531)   $  (707,577)   $(1,576,570)   $  (283,153)

Income from discontinued operations          --        1,018,575           --             --
                                      -----------    -----------    -----------    -----------

Net Income (Loss)                     $(2,341,531)   $   310,998    $(1,576,570)   $  (283,153)
                                      ===========    ===========    ===========    ===========


Earnings (loss) per weighted-
   average share of common
   stock outstanding
      From continuing operations      $     (1.03)   $     (0.33)   $     (0.69)   $     (0.13)
      From discontinued operations           --             0.48           --             --
                                      -----------    -----------    -----------    -----------
         Total loss per share         $     (1.03)   $      0.15    $     (0.69)   $     (0.13)
                                      ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding          2,275,909      2,127,679      2,276,907      2,199,118
                                      ===========    ===========    ===========    ===========






The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                        MILLENNIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                 1998          1997
                                                            -----------    -----------

Cash Flows from Operating Activities
   Net income (loss)                                        $(2,341,531)   $   310,998
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation and depletion                             117,576         58,880
         Provision for doubtful accounts                          5,000         14,500
         Stock issued for director fees                           5,406           --
         (Gain) loss on sales of marketable securities
            and securities of affiliated entity                  62,619        (42,354)
         Equity in earnings (loss) of affiliated entity       1,148,100         66,854
         Discontinued operations                                   --       (1,575,695)
         (Increase) decrease in:
            Accounts receivable                                 (52,137)       (23,505)
            Accrued oil and gas sales                           115,894           --
            Recoverable income taxes                             10,659           --
            Inventory                                            21,589         (1,563)
            Prepaid expenses and other                           (3,728)       491,097
            Deferred tax benefit                                   --          656,556
         Increase (decrease) in:
            Accounts payable                                    215,431        156,338
            Other accrued liabilities                           100,999         38,017
                                                            -----------    -----------
Net cash provided by (used in) operating activities            (594,123)       150,123
                                                            -----------    -----------

Cash Flows from Investing Activities
   Purchase of oil & gas properties and
      other property and equipment                               (9,805)      (110,888)
   Advances to stockholder                                      (39,110)          --
   Proceeds from sales of securities of affiliated entity       143,363         45,710
   Proceeds from sales of marketable securities                 108,442        492,559
   Purchases of marketable securities                          (148,594)      (777,476)
                                                            -----------    -----------
Net cash provided by (used in) investing activities              54,296       (350,095)
                                                            -----------    -----------

Cash Flows from Financing Activities
   Increase (decrease) in cash overdraft                         56,515           --
   Repayment of advances from officer                              --          (16,000)
   Advances from stockholder, net of repayments                 463,880        238,100
   Repayments on note payable                                      --          (13,458)
   Proceeds from exercise of employee stock options               2,500           --
                                                            -----------    -----------
Net cash used in financing activities                           522,895        208,642
                                                            -----------    -----------

Increase in Cash and Cash Equivalents                           (16,932)         8,670
Cash and cash equivalents at beginning of period                 54,048         36,628
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $    37,116    $    45,298
                                                            ===========    ===========

                                 - Continued -

The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                        MILLENNIA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                    Nine months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                     1998         1997
                                                                   -------      ------

Supplemental Disclosures of Interest and Income Taxes Paid

      Interest paid during the period                              $ 18,526      $3,684
                                                                    =======       =====

      Income taxes paid (refunded)                                 $(10,659)     $   --
                                                                    =======       =====


Supplemental schedule of noncash investing and financing activities

The Company acquired certain oil & gas properties on November 4, 1996. The purchase price consisted of $100,000 in cash, a $1,615,689 promissory note and 120,000 shares of the Company's common stock, valued at $150,000.

The Company's investment in Digital Communications Technology Corporation was reduced by an aggregate of approximately $49,180 and $200,763 during the nine month periods ended March 31, 1998 and 1997, respectively, due to the dilutive effects of the issuance, by Digital Communications Technology Corporation, of approximately 983,000 shares of common stock and the changes in the unrealized loss on marketable equity securities owned by Digital Communications Technology Corporation.




The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                        MILLENNIA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

The Company holds an approximate 9.7% and 13.2% interest in Digital Communications Technology Corporation (DCT) as of March 31, 1998 and June 30, 1997, respectively. The Company held equivalent interests of approximately 14.8% and 17.6% as of March 31, 1997 and June 30, 1996, respectively. The changes in ownership percentage are due to the dilutive effects of the issuance of additional common stock by DCT and to the Company's open market purchases and sales of DCT common stock.

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

Note 2 - Summary of Significant Accounting Policies

a) Marketable securities

   The Company held no marketable securities as of March 31, 1998 other than its investment in Digital Communications Technology Corporation. The Company, from time to time, maintains a marketable securities portfolio and the portfolio may contain net unrealized gains or losses which are reported as a separate component of stockholders' equity. The Company's marketable securities portfolio is classified as "available for sale" securities.

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

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated capital in the equity section of the balance sheet. SFAS 130 became effective for reporting periods beginning after December 15, 1997, with earlier application permitted. As of March 31, 1998 and 1997, respectively, the initial reporting period for which the Company is subject to this new accounting standard, the Company had no items other than those reported on the accompanying statement of operations which require disclosure as "Other comprehensive income" items. Accordingly, no additional disclosures are required to be presented by the Company and the Company anticipates no material disclosure effect on its financial statements in future periods.

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

                        MILLENNIA, INC. AND SUBSIDIARIES

Note 3 - Inventory

Inventory consists of purchased doors, related parts and other supplies necessary to assemble commercial metal doors for resale. These items are carried at the lower of cost or market using the first-in, first-out method of accounting. Inventory consists of the following components as of March 31, 1998 and June 30, 1997, respectively:


                                                                                      March 31,         June 30,
                                                                                        1998              1997
                                                                                      -------           -------


               Finished goods and purchased product                                   $76,366           $  99,777
               Other raw materials and supplies                                         8,485               6,663
                                                                                      -------           ---------
                                                                                      $84,851           $ 106,440
                                                                                       ======            ========

Note 4 - Equity investment in DCT

Summarized financial statement information for DCT is presented below (unaudited)

                                                                                     For the nine      For the nine
                                                                                     months ended      months ended
                                                                                       March 31,         March 31,
                                                                                         1998             1997
                                                                                     ------------       -----------
         Net sales                                                                    $3,415,560        $19,795,659
         Operating profit (loss)                                                      $(4,093,466)      $(307,105)
         Income (loss) from continuing operations                                     $(7,976,907)      $(497,555)
         Net income (loss)                                                            $(7,976,907)      $(499,277)
         Total net earnings (loss) per share                                          $(10.73)          $(1.16)

                                                                                         As of             As of
                                                                                        March 31,         June 30,
                                                                                         1998              1997
                                                                                      ----------------  ----------
      Total assets                                                                    $1,396,252        $12,345,302
      Total liabilities                                                               $4,418,481         $7,699,408
      Total stockholders' equity                                                     $(3,022,229)        $4,645,894

Note 5 - Earnings per share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) to be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also made a number of changes to former disclosure requirements. There has been no effect on the Company's presentation of basic earnings per share in the implementation of this standard. Due to the Company's net operating loss position, all outstanding stock options are considered anti-dilutive and no fully diluted earnings per share is presented.

                        MILLENNIA, INC. AND SUBSIDIARIES

Note 6 - Litigation

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

In 1995, Halter Capital Corporation  ("HCC"), in which Kevin B. Halter and Kevin
B. Halter, Jr. (the "Halters") are principals, negotiated the satisfaction of $1,217,000 in debt owed to creditors by Millennia's subsidiary, American Quality Manufacturing Corporation ("AQM," since sold). The Halters are also officers and directors of Millennia. HCC satisfied these debts by transferring, in the aggregate, 1,659,000 shares of Millennia common stock it owned to the creditors. To repay HCC for the AQM indebtedness HCC paid, Millennia transferred to HCC 1,622,000 shares of DCT Common Stock it held as an investment. With the payment of DCT Common Stock to HCC and the salaries or other compensation received from Millennia by the Halters, Mr. Evans and Mr. Smith, plaintiffs assert that each breached their duties of loyalty, usurped corporate opportunities and committed gross mismanagement by wrongfully using Millennia and DCT as instruments for their own and HCC's pecuniary gain to the detriment of Millennia, DCT and their shareholders. If any damages are ultimately awarded to the plaintiffs, those damages will be on behalf of, and for the benefit of, the Company and all of its shareholders. If they are successful, the plaintiffs may recover certain attorney's fees and costs. This case is entitled Richard Abrons et al v. Kevin
B. Halter et al, Cause No. 96-02169-G, in the 134th Judicial District, Dallas County, Texas. Even though the Company is a nominal defendant in the lawsuit, the Plaintiffs have not sought to recover any damages against the Company. In this type of lawsuit, the Company is joined as a procedural matter to make it a party to the lawsuit.

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

The  Company  does not  believe  that the  results of this  lawsuit  will have a
material   impact  on  the  financial   condition  of  the  Company  beyond  its
expenditures for legal and professional fees.



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


(2)   Results of Operations

Overview

Net revenues for the first nine months of Fiscal 1998 increased approximately $127,000 from amounts realized for the same period in Fiscal 1997. The most significant reason for this increase was the addition of the Company's wholly-owned subsidiary, Doblique Energy Corporation during the second quarter of Fiscal 1997. The addition of this operating subsidiary also caused the Company to experience significant increases in costs of sales related to the operation of various oil and gas wells, principally located in Texas and New Mexico. During the second and third quarters of Fiscal 1998, Doblique Energy Corporation experienced diminished gross margins between the recognized revenues and expenses. On or about May 20, 1998, the Company entered into an agreement, pending approval by both party's Boards of Directors, whereby the initial selling party of the oil &gas properties to the Company will purchase 100.0% of the issued and outstanding stock of Doblique from the Company for the assumption of all Doblique debts and the release of the Company from any guarantees on the acquisition debt.

Direct operating expenses related to selling, general and administrative expenses increased from an aggregate of approximately $664,118 for the first nine months of Fiscal 1997 to an aggregate of approximately $839,427 for the same period in Fiscal 1998. The most significant increase relates to higher than anticipated levels of legal and professional expenses and general corporate overhead costs. Increases in depreciation, amortization and depletion expenses relate primarily to calculated depletion of oil & gas properties due to third quarter production results in Doblique.

The Company experienced losses on sales of marketable securities and sales of securities of an affiliated entity, Digital Communications Technology Corporation (DCT), of approximately $(62,719) during the first nine months of Fiscal 1998 as compared to gains of approximately $32,674 realized during the first nine months of Fiscal 1997.

The Company continues to experience non-monetary losses related to the use of the equity method of accounting related to its approximate 9.7% investment in DCT. During the first nine months of Fiscal 1997, this accounting transaction recognized a loss of approximately $(52,600) while the Company recognized approximately $(1,148,000) in proportionate losses for the first three quarters of Fiscal 1998. Effective December 31, 1997, DCT ceased all videotape duplication activities and laid off a significant portion of its workforce. During the third quarter of Fiscal 1998, the Company exchanged various inventory and capital assets to various creditors in settlement of various litigation and open trade payables. On March 26, 1998, DCT conducted a public auction in Indianapolis Indiana at which virtually all of DCT's remaining tangible assets were sold with all net proceeds applied against the outstanding bank debt due to Bank One, Texas, N. A.

The Company experienced losses from continuing operations per weighted-average share of common stock outstanding of approximately $(1.03) per share for the first nine months of Fiscal 1998 as compared to losses of approximately $(0.33) per share for the first quarter of Fiscal 1997. Approximately $(0.50), or approximately two-thirds of the comparative increase, is attributable to the non-monetary loss recognition of the Company's proportionate share of the net losses of DCT. The balance in the increased loss per share related to increased operating expenses and lower revenues experienced in Doblique Energy Corporation.

Door Distribution Segment

Omni Doors, Inc. is the Company's oldest continuing operating subsidiary. For the nine months and the third quarter of Fiscal 1998, respectively, Omni experienced revenues of approximately $378,000 and $120,000 as compared to approximately $411,000 and $140,000 for the equivalent periods during Fiscal 1997. This overall decline is nominal and reflective of the highly competitive construction market in South Florida which can lead to periodic fluctuations which are caused by price sensitive consumer demands and overall construction activity. During Fiscal 1997, Omni had an exterior door product approved for installation in Dade County, Florida. This approval process was initiated at the local governmental level in response to damages caused by Hurricane Andrew to the South Florida region. Management is of the opinion that having approved products will enhance the overall product line and acceptability of Omni in the South Florida marketplace.

Omni experienced a year-to-date net loss from operations of approximately $32,000 for the first nine months of Fiscal 1998 as compared to a comparable net income of approximately $4,400 for the same period during Fiscal 1997. The primary reason for this loss relates to increases in various selling expenses for increased visibility of Omni and its product lines in the South Florida region. Additionally, various weather and other factors contributed to an overall slowdown of building activity during the third quarter of Fiscal 1998 as compared to Fiscal 1997.

Oil and Natural Gas Segment

Operations in Doblique Energy Corporation were started on October 1, 1996. During the three month period from July 1997 to September 1997, Doblique experienced revenues of approximately $129,000 from sales of oil and natural gas products. During the second and third quarters (October to March ) of Fiscal 1998, Doblique recognized revenues of approximately $271,000 as compared to approximately $378,000 for the same period during Fiscal 1977. Doblique continues to experience direct operating costs in excess of the revenue streams from its oil & gas properties, as well as increased provisions for depletion based on oil & gas production. For the periods ended March 31, 1998 and 1997, respectively, Doblique experienced losses from operations of approximately $347,000 and $6,900. One component of this increase in the operating loss relates to interest expense of approximately $130,000 during Fiscal 1998 as a direct result of negatively impacted oil & gas prices which have not allowed Doblique to adequately cover its operating expenses and generate additional capital resources to utilize for debt service.

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

Due to the start-up nature of this venture, MEI is currently operating in a deficit position for the first six months of Fiscal 1998. During the first nine months of Fiscal 1998, MEI experienced revenues of approximately $139,000 and generated a loss from operations of approximately $58,000. Management is pursuing all possible avenues of marketing and market penetration to elevate sales levels to meet or exceed all fixed operational costs. Further, due to competitive pressures, management continually monitors all raw material and production costs to assure that both

MEI and its customers receive the best value for the contracted sales prices.

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

During the first calendar quarter of 1998, funds to reduce the Bank debt were generated from the collection of accounts receivable and the sale of videotape duplication equipment and all of the DCT's other tangible assets. The inability to draw upon the Bank credit facility has left DCT with few alternatives other than to retire the outstanding bank debt and allow the release of existing liens in favor of the Bank which cover virtually all of DCT's assets.

As a result of these events, DCT effectively ceased all video tape duplication activities on December 31, 1997 and has laid off a significant portion of its workforce. During the third quarter of Fiscal 1998, the Company exchanged various inventory and capital assets to various creditors in settlement of various litigation and open trade payables. Further, DCT has sold various capital assets with the net proceeds going directly to DCT's financial institution for settlement of outstanding debts. On March 26, 1998, a public auction was held in Indianapolis Indiana at which virtually all of DCT's remaining tangible assets were sold.

Further, DCT has been delisted by the American Stock Exchange and currently has its common stock listed for trading on the NASDAQ Bulletin Board.

DCT's Results of operations

Due to the actions of Bank One, Texas, N. A., and the resultant cessation of operations, the Company realized net revenues of approximately $27,000 during the third quarter of Fiscal 1998 as compared to approximately $4.0 million for the comparable quarter of Fiscal 1997. Gross year to date revenues for Fiscal 1998 and 1997 were approximately $3.4 million and $19.8 million, respectively.

Due to the lack of available funding on its existing credit facilities, the Company effectively ceased all video tape duplication operations, effective December 31, 1997. The full impact of this curtailment was realized in the current quarter, and by April 1, 1998, the Company ceased operations completely and terminated its few remaining employees.

The industry consensus is that the overall industry sales activity during Calendar 1997 was significantly slower than expected. The Company has experienced severe cash flow problems caused by its inability to access its line of credit from its lending institution which negatively impacted its ability to solicit sales to customers and forced the Company to cease operations.

The Company incurred costs of sales of approximately $966,000 and $4.9 million, respectively, for the three and nine month periods ended March 31, 1998 as compared to approximately $3.6 million and $16.2 million for the comparable periods ended March 31, 1997. The primary component of these expenses are the Company's fixed costs related to its production facility in Indianapolis, Indiana and its former production facility in Ft. Lauderdale, Florida. These costs during the third quarter of Fiscal 1998 relate to the abandonment of unsalable inventory that could not be liquidated due to the actions of Bank One, Texas, N. A. Had the Bank not taken the actions taken, this inventory would have been usable by the Company in its on-going operations.

Due to the cessation of videotape duplication efforts, the Company's selling expenses declined to approximately $18,000 for the quarter ended March 31, 1998. It is anticipated that the Company will incur only nominal selling expenses related to the operation of DCT-Internet Corporation, a wholly-owned subsidiary of the Company.

General and administrative expenses experienced pressure from general corporate overhead and legal and professional fees. The Company incurred aggregate costs of approximately $1.1 million and $2.4 million during the three and nine month periods ended March 31, 1998 and 1997, respectively. These costs were approximately $616,000 and $1.8 million for the comparable periods ended March 31, 1997. A component of these expenses occurred during the July- September 1997 quarter as an effect of closing and relocating of the Ft. Lauderdale, Florida operations to the Indianapolis, Indiana facility. Management was of the opinion that the closing of the Ft. Lauderdale facility and the sale of the assets of its satellite uplink operation would significantly contribute to future cost savings for the Company. Additionally, the actions of Bank One, Texas, N. A. caused increased legal, appraisal and liquidation expenses to the Company. It is anticipated that these expense items will continue into future periods until the litigation associated with the Bank's actions are completed.

The blanket lien held by Bank One, Texas, N. A. caused the Company into a forced liquidation of various assets and settlement of open accounts receivable and settlement of open accounts payable. As this situation was an involuntary action by the Company, the Company was unable to control the orderly and systematic liquidation of these items and, accordingly, did not receive the highest value for all of the items disposed. Accordingly, the Company experienced a net loss on the disposition of assets of approximately $(3.4) million for the nine month period ended March 31, 1998 and approximately $(4.0) million during the third quarter of Fiscal 1998.

The Company experienced a year-to-date net loss per share of approximately $(10.73) per weighted-average share outstanding as of March 31, 1998 as compared to a net loss per share of approximately $(1.16) per weighted-average share. The effect of the forced liquidation of various assets contributed approximately $(4.64) per share for Fiscal 1998.

DCT's Liquidity and capital resources

During the first nine months of Fiscal 1998, the Company experienced net cash provided by operations of approximately $2.79 million as compared to using net cash in operations of approximately $(1.72) during the same period of the preceding year. Included in this net cash flow into the Company was the collection, and affiliated reduction, of accounts receivable of approximately $3 million and the reduction of inventories of approximately $1.7 million. The funds provided by these inflows were directly collected by Bank One, Texas, N.
A. and were applied against the outstanding balances on loans payable to the Bank.

Further liquidity was provided by approximately $1.9 million in proceeds from the sale various fixed assets including the sale of satellite uplink equipment and the sale of the closed Ft. Lauderdale facility. These cash inflows were offset by purchases and upgrading of video duplication equipment and leaseholds at the Indianapolis facility of approximately $739,000, during the first quarter of Fiscal 1998. Any residual amounts were collected by Bank One, Texas, N. A. and were applied against the outstanding balances on loans payable to the Bank. The net proceeds from the sale of assets and the funds generated from operating activities reduced the Company's aggregate outstanding bank debt by approximately $3.875 million.

The Company relocated and expanded the entire Indianapolis facility into a new 172,000 square foot building during Fiscal 1997. The Indianapolis plant opened in June 1997 with an increased operating capacity of approximately 20%. The new facility layout was designed to optimize process flow, to reduce product handling and to minimize the total cycle time of productions from order entry to delivery. The Company added approximately $739,000 in property and equipment during the first six months of Fiscal 1998. On April 6, 1998, the Company was evicted from this facility by the landlord and ownership of all leasehold improvements passed to the landlord which has filed suit to attempt to recover more than $400,000 which the landlord alleges is currently due to it.

(3)   Liquidity and Capital Resources of Millennia, Inc.

During the first nine months of Fiscal 1998, the Company experienced net cash requirements for operating activities of approximately $594,000 as compared to cash provided by operating activities during the first six months of Fiscal 1997 of approximately $150,000. Further, the Company experienced net positive cash flows from marketable securities transactions of approximately $103,000. These proceeds were utilized to support the cash deficit created by operating activities. Further operating capital was provided by advances from shareholders and related entities of approximately $464,000.

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

The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. However, the results of operations and cash flow of the Company's oil and natural gas segment have been and will continue to be affected to a certain extent by the domestic and international volatility in oil and natural gas prices. Should this segment experience any significant fluctuations in oil and natural gas prices that are sustained over a prolonged period, it would be anticipated that corresponding increases in variable production costs and related operating expenses would occur.





                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

   See Notes to the Consolidated Financial Statements

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLENNIA, INC.



May   21  , 1998                                        /s/ Kevin B. Halter
    ------                             -----------------------------------------
                                                                 Kevin B. Halter
                                       Chairman and Principal Accounting Officer