Form 10-Q
period 2008-03-31
MILLENNIA INC
filed 2008-06-04
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-16974


                                Millennia, Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                              59-2158586
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                2591 Dallas Parkway, Suite 102, Frisco, TX 75034
                    (Address of principal executive offices)

                                 (972) 963-0000
                          (Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filed [ ]        Accelerated filer [ ]
Non-accelerated filer [ ]          Smaller reporting company [X]


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act) Yes [ ] No [X ]

As of June 3, 2008, registrant had outstanding 2,337,837 shares of common stock.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.



                                 MILLENNIA, INC.

                           Consolidated Balance Sheets

                      March 31, 2008 and December 31, 2007

                                     Assets
                                     ------

                                                      March 31,
                                                        2008        December 31,
                                                     (Unaudited)        2007
                                                     -----------    -----------

Current asset:
       Cash                                          $    65,301        203,664

Livestock, net                                           561,755        465,761
                                                     -----------    -----------

               Total assets                          $   627,056        669,425
                                                     ===========    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
       Accounts payable and accrued expenses         $   345,515        669,729
       Accrued interest                                  363,888        330,324
                                                     -----------    -----------

               Total current liabilities                 709,403      1,000,053

Note payable to related party                            400,000        400,000
Due to related party                                   1,838,385      1,877,086
                                                     -----------    -----------

               Total liabilities                       2,947,788      3,277,139
                                                     -----------    -----------

Stockholders' deficit:
       Preferred stock - $0.001 par value
           50,000,000 shares authorized; no
           shares issued and outstanding                    --             --
       Common stock - $0.001 par value
           50,000,000 shares authorized
           2,337,837 shares issued and outstanding         2,338          2,338
       Additional paid-in capital                      6,024,341      6,024,341
       Accumulated deficit                            (8,347,411)    (8,634,393)
                                                     -----------    -----------

               Total stockholders' deficit            (2,320,732)    (2,607,714)
                                                     -----------    -----------

Total liabilities and stockholders' deficit          $   627,056        669,425
                                                     ===========    ===========




         The accompanying notes are an integral part of these unaudited financial statements


                                 MILLENNIA, INC.

                      Consolidated Statements of Operations

                   Three Months ended March 31, 2008 and 2007


                                                                    2008           2007
                                                                 (Unaudited)    (Unaudited)
                                                                 -----------    -----------

Revenues:
     Purses                                                      $    78,155         53,320
                                                                 -----------    -----------

Operating expenses:
     Livestock expenses                                              140,864         79,151
     General and administrative                                       33,173         30,435
     Depreciation expense                                             31,286         26,082
     Loss on disposition of livestock                                  4,500         16,785
                                                                 -----------    -----------

                                                                     209,823        152,453
                                                                 -----------    -----------

Operating loss                                                      (131,668)       (99,133)
                                                                 -----------    -----------

Other income (expense):
     Interest expense                                                (33,564)       (36,077)
     Gain on cancellation of debt                                    452,214           --
                                                                 -----------    -----------

               Total other income (expense)                          418,650        (36,077)
                                                                 -----------    -----------

               Income (loss) before provision for income taxes       286,982       (135,210)

Provision for income taxes                                              --             --
                                                                 -----------    -----------

               Net income (loss)                                     286,982       (135,210)
                                                                 ===========    ===========


Basic and diluted loss per share                                 $      0.12          (0.06)
                                                                 ===========    ===========

Weighted average number of shares
     outstanding - basic and diluted                               2,337,837      2,337,837
                                                                 ===========    ===========



         The accompanying notes are an integral part of these unaudited financial statements





                                  MILLENNIA, INC.

                       Consolidated Statements of Cash Flows

                     Three Months ended March 31, 2008 and 2007


                                                                        2008         2007
                                                                     (Unaudited)  (Unaudited)
                                                                     -----------  -----------

Cash flows from operating activities:
     Net income (loss)                                                $ 286,982     (134,558)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                   31,286       26,082
          Gain on cancellation of debt                                 (452,214)        --
          Loss on disposition of livestock                                4,500       16,785
     Changes in operating assets and liabilities:
        Accounts payable and accrued expenses                           128,000        7,983
        Accrued interest                                                 33,564       27,442
                                                                      ---------    ---------

                Net cash used in operating activities                    32,118      (56,266)
                                                                      ---------    ---------

Cash flows from investing activities:
     Purchase of livestock                                             (167,780)    (262,000)
     Proceeds from disposition of livestock                              36,000       43,200
                                                                      ---------    ---------

                Net cash used in investing activities                  (131,780)    (218,800)
                                                                      ---------    ---------

Cash flows from financing activities:
     Funds advanced from (paid to) related party                        (38,701)     142,454
                                                                      ---------    ---------

                Net cash provided by (used in) financing activities     (38,701)     142,454
                                                                      ---------    ---------

                Net decrease in cash                                   (138,363)    (132,612)

Cash at beginning of period                                             203,664      255,789
                                                                      ---------    ---------

Cash at end of period                                                 $  65,301      123,177
                                                                      =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                           $    --           --
                                                                      =========    =========

     Cash paid for income taxes                                       $    --           --
                                                                      =========    =========





         The accompanying notes are an integral part of these unaudited financial statements

                                 MILLENNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (Unaudited)



Note 1: Description of Business and Summary of Significant Accounting Policies

Basis of Presentation
---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the period ended December 31, 2007, notes and accounting policies thereto included in the Company's Form 10 as filed with the SEC on May 9, 2008.

Interim financial data presented herein are unaudited but in the opinion of management, all adjustments(consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Millennia, Inc. and its wholly owned subsidiary, Thoroughbreds, Inc. collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.


Organization
------------

The Company was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc. In February 2005 the Company changed its state of incorporation to the State of Nevada.

Since its inception the Company has been a diversified management company engaged, through its affiliates and subsidiaries. in various businesses. The Company's primary business has been to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries. Consequently, the Company has never had any operations of its own that were not part of one of its affiliates and/or subsidiaries.

Until 1998 the Company's common stock was listed on the American Stock Exchange. In the same year, its common stock was involuntarily delisted from the Exchange due to a failure to meet the qualifications for continued listing, and subsequently in November 1998 the Company filed a Form 15 with the Securities and Exchange Commission, terminating its Registration and duty to file Reports with the Commission. Accordingly, the Company became a non-reporting company, with its common shares being traded in the OTC Pink Sheets under the symbol "MENA".

On January 28, 2008, the Company filed a Form 10 to register as a reporting company. Said Form 10 was declared effective on May 13, 2008.

From November 1998 to January 2005, the Company had no business operations. In January 2005 it acquired 100% of the common stock of Thoroughbreds, Inc., ("Thoroughbreds"), which became a wholly owned subsidiary of the Company and recommenced operations.

Thoroughbreds, Inc. was incorporated on March 27, 2000 under the laws of the State of Nevada and was formed for the purpose of buying and selling thoroughbred race horses of every age from broodmares, weanlings, yearlings and racing age horses. However, in 2004, Thoroughbreds changed its primary business purpose from buying and selling thoroughbreds to buying, training, racing and breeding thoroughbred horses.

Cash and cash equivalents
-------------------------

The Company considers all cash on hand, in banks, including and on deposit with brokerage houses,certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Revenue Recognition
-------------------

The Company recognizes revenue upon final settlement of sales transactions of its livestock which generally occurs at livestock auctions and claiming races. The revenue and costs of revenue from the sale of livestock is recognized on a specific identification basis. Revenue from racing activities is recognized at the conclusion of the racing event.

Depreciation
------------

Depreciation of livestock is computed on the straight-line method over their estimated breeding or racing lives, which range from three to five years.

Use of Estimates
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of long-lived assets
-------------------------------

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2008, the Company does not believe that any impairment has occurred.

Earnings or Loss per Common Share
---------------------------------

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At March 31, 2008 and 2007 there were no common stock equivalents outstanding.

Income Taxes
------------

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recorded based on differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. Income tax expense is the sum of the tax currently payable and the change in deferred tax assets and liabilities during the period. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At March 31, 2008, the Company has a net operating loss carryforward of approximately $7,500,000 to offset future taxable income. Additionally, a valuation allowance has been provided to completely offset approximately $2,800,000 in deferred taxes assets associated with the loss carryforward. Subject to current regulations, the carryforward will expire in varying amounts through 2025.


Recent Accounting Pronouncements
--------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

FASB 141(revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 - Noncontrolling Interests in Consolidated Financial Statements
         - an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions,
(d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 161

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Related Party Transactions
--------------------------

The former stockholder of Thoroughbreds has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand after March 31, 2009.

Through the year ended December 31, 2004 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,000,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At March 31, 2008 and 2007, the Company has accrued approximately $288,000 and $179,000 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of approximately $27,000 and $28,000 for the period ended March 31, 2008 and 2007 in the accompanying consolidated statements of operations.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $18,000 for each of the periods ended March 31, 2008 and 2007. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

Legal
-----

In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying March 31, 2008 consolidated statement of operations.


Sale of common stock
--------------------

No sales of common stock took place during the three months ended March 31, 2008.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


This Item 2 and the March 31, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited financial statements and elsewhere in the Company's annual audited financial statements for the period ended December 31, 2007 included in our Form 10 as filed with the SEC on May 9, 2008.

Further, in connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.

The following should be read in conjunction with our annual audited financial statements included in our Form 10 as filed with the SEC on May 9, 2008.


The following is a summary of our financial results and condition for the three months ended March 31, 2008 and 2007.

Results of Operations

Revenues - For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, revenue increased from $53,320 to $78,155, an increase of $24,835. The change in revenue was due to an increase in the number of horses owned and, the number of races won.

Other Income - In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying March 31, 2008 consolidated statement of operations.

Operating Expenses - For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, cost of revenues livestock expenses) increased from $79,151 to $140,864 an increase of $61,713. The increase in cost of revenues was due primarily to the increased number of horses owned in 2008 over 2007. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, total operating expenses increased from $152,453 to $209,823. Operating expense changes were due primarily to increases in livestock expenses.

Loss from Operations - For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, loss from operations increased from $99,133 to $131,668, an increase of $32,535. This increase was primarily due to increases in livestock expenses as described above. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, general and administrative expenses increased slightly from $30,435 to $33,173.

Net Income/Loss - For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, net income increased from a loss of $135,210 or ($0.06) per share to net income of $286,982 or $0.12 per share primarily due to the gain recognized from the cancellation of certain debt in 2008.

Liquidity

As of March 31, 2008, the Company's cash position was $65,301. Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Halter under a note executed on December 31, 2004. Under said note, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31 2009, although Mrs. Halter has orally committed that the note will not be called before December 31, 2009. Such extension is not a binding obligation, and repayment may be demanded before March 31, 2009. Until December 31, 2009 the Company's management will strive to build a horse racing business that is self-sustaining. Total advances under the note to the Company are limited to $2,000,000. Cumulative advances under the note were $1,838,385 through March 30, 2008. We estimate the continuing costs of being a public company to be $18,000 during 2008. These costs are being paid from revenues generated from the Company's operations.

Capital Expenditures and Future Obligations

The  Company's  capital  expenditures  in  previous  years have been made almost
exclusively  to  acquire   thoroughbreds  for  racing  and  breeding   purposes.
Management expects this trend to continue.

The Company has no planned significant future purchase commitments other than to increase its livestock holdings as deemed necessary. Other future obligations consist of certain related party advances and a note which are payable on demand after March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short and long-term borrowing obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

Item 4T. Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

         Mr. Kevin B. Halter, Millennia's President and Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation of its disclosure controls and procedures, Millennia's President and chief executive officer has concluded that, as of March 31,2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

         Millennia maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     (b)  Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

     (c)  Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying March 31, 2008 consolidated statement of operations.

ITEM 1A. Risk Factors.

         As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None

Item 6.  Exhibits.

         Exhibits

         31.1 Certification by CEO and CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.


         32.1 Certification by CEO and CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date:    June 4, 2008

                                                   MILLENNIA, INC.



                                                   By:  /s/ Kevin B. Halter
                                                      -----------------------
                                                      Kevin B. Halter, President