Form 10-Q
period 2008-06-30
MILLENNIA INC
filed 2008-08-08
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2008

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

As of August 4, 2008, registrant had outstanding 2,337,837 shares of common stock.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.



                                 MILLENNIA, INC.

                           Consolidated Balance Sheets

                       June 30, 2008 and December 31, 2007




                                     Assets
                                     ------
                                                       June 30,
                                                         2008       December 31,
                                                     (Unaudited)        2007
                                                     -----------    -----------

Current asset:
       Cash                                          $   101,202        203,664

Livestock, net                                           531,866        465,761
                                                     -----------    -----------

               Total assets                          $   633,068        669,425
                                                     ===========    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
       Accounts payable and accrued expenses         $   362,817        669,729
       Accrued interest                                  399,562        330,324
                                                     -----------    -----------

               Total current liabilities                 762,379      1,000,053

Note payable to related party                            400,000        400,000
Due to related party                                   1,979,985      1,877,086
                                                     -----------    -----------

               Total liabilities                       3,142,364      3,277,139
                                                     -----------    -----------

Stockholders' deficit:
       Preferred stock - $0.001 par value
           50,000,000 shares authorized; no
           shares issued and outstanding                    --             --
       Common stock - $0.001 par value
           50,000,000 shares authorized
           2,337,837 shares issued and outstanding         2,338          2,338
       Additional paid-in capital                      6,024,341      6,024,341
       Accumulated deficit                            (8,535,975)    (8,634,393)
                                                     -----------    -----------

               Total stockholders' deficit            (2,509,296)    (2,607,714)
                                                     -----------    -----------

Total liabilities and stockholders' deficit          $   633,068        669,425
                                                     ===========    ===========








         The accompanying notes are an integral part of these unaudited financial statements



                                 MILLENNIA, INC.

                      Consolidated Statements of Operations

                     Six Months ended June 30, 2008 and 2007


                                                                     2008          2007
                                                                 (Unaudited)    (Unaudited)
                                                                 -----------    -----------
Revenues:
     Purses                                                      $   150,724        128,759
                                                                 -----------    -----------

Operating expenses:
     Livestock expenses                                              288,536        219,398
     General and administrative                                       56,068         51,655
     Depreciation expense                                             67,501         52,164
     Loss on disposition of livestock                                 23,175         60,463
                                                                 -----------    -----------

                                                                     435,280        383,680
                                                                 -----------    -----------

Operating loss                                                      (284,556)      (254,921)
                                                                 -----------    -----------

Other income (expense):
     Interest expense                                                (69,238)       (75,133)
     Gain on cancellation of debt                                    452,214           --
                                                                 -----------    -----------

               Total other income (expense)                          382,976        (75,133)
                                                                 -----------    -----------

               Income (loss) before provision for income taxes        98,420       (330,054)

Provision for income taxes                                              --             --
                                                                 -----------    -----------

               Net income (loss)                                 $    98,420       (330,054)
                                                                 ===========    ===========


Basic and diluted loss per share                                 $      0.04          (0.14)
                                                                 ===========    ===========

Weighted average number of shares
     outstanding - basic and diluted                               2,337,837      2,337,837
                                                                 ===========    ===========







         The accompanying notes are an integral part of these unaudited financial statements









                                MILLENNIA, INC.

                      Consolidated Statements of Cash Flows

                     Six Months ended June 30, 2008 and 2007


                                                                        2008          2007
                                                                     (Unaudited)  (Unaudited)
                                                                      ---------    ---------

Cash flows from operating activities:
     Net income (loss)                                                $  98,420     (330,054)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                   67,501       52,164
          Gain on cancellation of debt                                 (452,214)        --
          Loss on disposition of livestock                               23,175       60,463
     Changes in operating assets and liabilities:
        Accounts payable and accrued expenses                           178,962       30,864
        Accrued interest                                                 69,238       59,166
                                                                      ---------    ---------

                Net cash used in operating activities                   (14,918)    (127,397)
                                                                      ---------    ---------

Cash flows from investing activities:
     Purchase of livestock                                             (212,782)    (419,500)
     Proceeds from disposition of livestock                              56,000       40,913
                                                                      ---------    ---------

                Net cash used in investing activities                  (156,782)    (378,587)
                                                                      ---------    ---------

Cash flows from financing activities:
     Funds advanced from (paid to) related party                         69,238      333,335
                                                                      ---------    ---------

                Net cash provided by (used in) financing activities      69,238      333,335
                                                                      ---------    ---------

                Net decrease in cash                                   (102,462)    (172,649)

Cash at beginning of period                                             203,664      255,789
                                                                      ---------    ---------

Cash at end of period                                                 $ 101,202       83,140
                                                                      =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                           $    --           --
                                                                      =========    =========

     Cash paid for income taxes                                       $    --           --
                                                                      =========    =========



         The accompanying notes are an integral part of these unaudited financial statements

                                 MILLENNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)



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

Impairment of long-lived assets
-------------------------------

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2008, the Company does not believe that any impairment has occurred.

Earnings or Loss per Common Share
---------------------------------

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At June 30, 2008 and 2007 there were no common stock equivalents outstanding.

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

At June 30, 2008, the Company has a net operating loss carryforward of approximately $7,500,000 to offset future taxable income. Additionally, a valuation allowance has been provided to completely offset approximately $2,800,000 in deferred taxes assets associated with the loss carryforward. Subject to current regulations, the carryforward will expire in varying amounts through 2025.


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

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,000,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At June 30, 2008 and 2007, the Company has accrued approximately $318,000 and $205,000 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of approximately $57,000 and $55,000 for the period ended June 30, 2008 and 2007 in the accompanying consolidated statements of operations.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $36,000 for each of the periods ended June 30, 2008 and 2007. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

Legal
-----

In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying June 30, 2008 consolidated statement of operations.


Sale of common stock
--------------------

No sales of common stock took place during the six months ended June 30, 2008.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


This Item 2 and the June 30, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

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


The following is a summary of our financial results and condition for the three and six months periods ended June 30, 2008 and 2007.

Results of Operations

Revenues - For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, revenues decreased from $75,439 to $72,569, a decrease of $2,870. The change in revenue was due to a slight decrease in purses won.

Operating Expenses - For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, cost of revenues (livestock expenses) increased from $140,247 to $147,672, an increase of $7,425. The increase in cost of revenues was due primarily to the increase of the number of horses owned. over 2007. For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, total operating expenses decreased from $231,227 to $225,458. Operating expense changes were due primarily to decreases in loss from disposal of assets.

Loss from Operations - For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, loss from operations decreased from $194,844 to $188,563, a decrease of $6,281. This increase was primarily due to decreases in livestock expenses as described above. For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, general and administrative expenses increased slightly from $21,220 to $22,896

Net Income/Loss - For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, net loss decreased from a loss of $194,844 or ($0.08) per share to a net loss of $188,563 or ($0.08) per share primarily due to reduction in expenses.

Revenues - For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, revenues increased from $128,759 to $150,724, an increase of $21,965. The change in revenue was due to an increase of purses won.

Operating Expenses - For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, cost of revenues (livestock expenses)increased from $173,528 to $288,536 and increase of $115,008. The increase in cost of revenues was due primarily to the increase of the number of horses owned.. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, total operating expenses increased from $383,680 to $435,281. Operating expense changes were due primarily to increases in the number of horses owned expenses.

Loss from Operations - For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, loss from operations increased from $254,921 to $284,557. This increase was primarily due to the increases in livestock expenses as described above.

Net Income/Loss - For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, net loss decreased from $330,054 or ($0.14) per share to a net income of $98,419 or $0.04 per share. The resulting income was due to Other Income as detailed below.

Other Income - In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying June 30, 2008 consolidated statement of operations.


Liquidity

As of June 30, 2008, the Company's cash position was $101,202. Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Halter under a note executed on December 31, 2004. Under said note, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31 2009, although Mrs. Halter has orally committed that the note will not be called before December 31, 2009. Such extension is not a binding obligation, and repayment may be demanded before March 31, 2009. Until December 31, 2009 the Company's management will strive to build a horse racing business that is self-sustaining. Total advances under the note to the Company are limited to $2,000,000. Cumulative advances under the note were $1,979,985 through June 30, 2008. We estimate the continuing costs of being a public company to be $18,000 during 2008. These costs are being paid from revenues generated from the Company's operations.

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

     (b)  Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

     (c)  Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our former subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying June 30, 2008 consolidated statement of operations.

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


         Date:    August 8, 2008

                                                   MILLENNIA, INC.



                                                   By:  /s/ Kevin B. Halter
                                                      -----------------------
                                                      Kevin B. Halter, President