Form 10-Q
period 2008-09-30
MILLENNIA INC
filed 2008-10-14
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

As of October 14, 2008, registrant had outstanding 2,337,837 shares of common stock.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                                 MILLENNIA, INC.

                           Consolidated Balance Sheets

                    September 30, 2008 and December 31, 2007

                                     Assets
                                     ------
                                                     September 30,
                                                         2008       December 31,
                                                     (Unaudited)       2007
                                                     -----------    -----------

Current asset:
       Cash                                          $    81,563        203,664

Livestock, net                                           433,158        465,761
                                                     -----------    -----------

          Total assets                               $   514,721        669,425
                                                     ===========    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
       Accounts payable and accrued expenses         $   270,216        669,729
       Accrued interest                                  436,611        330,324
                                                     -----------    -----------

          Total current liabilities                      706,827      1,000,053

Note payable to related party                            400,000        400,000
Due to related party                                   2,095,184      1,877,086
                                                     -----------    -----------

          Total liabilities                            3,202,011      3,277,139
                                                     -----------    -----------

Stockholders' deficit:
       Preferred stock - $0.001 par value
           50,000,000 shares authorized; no
           shares issued and outstanding                    --             --
       Common stock - $0.001 par value
           50,000,000 shares authorized
           2,337,837 shares issued and outstanding         2,338          2,338
       Additional paid-in capital                      6,024,341      6,024,341
       Accumulated deficit                            (8,713,969)    (8,634,393)
                                                     -----------    -----------

          Total stockholders' deficit                 (2,687,290)    (2,607,714)
                                                     -----------    -----------

Total liabilities and stockholders' deficit          $   514,721        669,425
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.


                                 MILLENNIA, INC.

                      Consolidated Statements of Operations

                  Nine Months ended September 30, 2008 and 2007


                                                            2008          2007
                                                        (Unaudited)    (Unaudited)
                                                        -----------    -----------
Revenues:
     Purses                                             $   272,973        178,096
                                                        -----------    -----------

Operating expenses:
     Livestock expenses                                     425,613        364,738
     General and administrative                              84,080         76,863
     Depreciation expense                                    98,837         78,246
     Loss on disposition of livestock                        89,946         90,963
                                                        -----------    -----------

                                                            698,476        610,810
                                                        -----------    -----------

Operating loss                                             (425,503)      (432,714)
                                                        -----------    -----------

Other income (expense):
     Interest expense                                      (106,287)      (130,473)
     Gain on cancellation of debt                           452,214           --
                                                        -----------    -----------

          Total other income (expense)                      345,927       (130,473)
                                                        -----------    -----------

          Loss before provision for income taxes            (79,576)      (563,187)

Provision for income taxes                                     --             --
                                                        -----------    -----------

          Net loss                                      $   (79,576)      (563,187)
                                                        ===========    ===========


Basic and diluted loss per share                        $     (0.03)         (0.24)
                                                        ===========    ===========

Weighted average number of shares
     outstanding - basic and diluted                    $ 2,337,837      2,337,837
                                                        ===========    ===========



See accompanying notes to consolidated financial statements.






                                 MILLENNIA, INC.

                      Consolidated Statements of Operations

                 Three Months ended September 30, 2008 and 2007


                                                            2008          2007
                                                        (Unaudited)    (Unaudited)
                                                        -----------    -----------

Revenues:
     Purses                                             $   122,249         49,337
                                                        -----------    -----------

Operating expenses:
     Livestock expenses                                     137,077        145,340
     General and administrative                              28,011         25,208
     Depreciation expense                                    31,336         26,082
     Loss on disposition of livestock                        66,771         30,500
                                                        -----------    -----------

                                                            263,195        227,130
                                                        -----------    -----------

Operating loss                                             (140,946)      (177,793)
                                                        -----------    -----------

Other expense:
     Interest expense                                       (37,049)       (55,340)
                                                        -----------    -----------

          Loss before provision for income taxes           (177,995)      (233,133)

Provision for income taxes                                     --             --
                                                        -----------    -----------

          Net loss                                      $  (177,995)      (233,133)
                                                        ===========    ===========


Basic and diluted loss per share                        $     (0.07)         (0.09)
                                                        ===========    ===========

Weighted average number of shares
     outstanding - basic and diluted                    $ 2,337,837      2,337,837
                                                        ===========    ===========




See accompanying notes to consolidated financial statements.






                                 MILLENNIA, INC.

                Consolidated Statements of Stockholders' Deficit

                     Years ended December 31, 2007 and 2006




                                                      Common Stock
                                              -----------------------   Additional
                                               Number of                 Paid-In     Accumulated
                                                Shares     Par Value     Capital       Deficit        Total
                                              ----------   ----------   ----------   ----------    ----------

Balances at January 1, 2006 (as restated)      2,337,837   $    2,338    6,024,341   (7,842,443)   (1,815,764)


Net loss                                            --           --           --       (475,486)     (475,486)
                                              ----------   ----------   ----------   ----------    ----------

Balances at December 31, 2006 (as restated)    2,337,837        2,338    6,024,341   (8,317,929)   (2,291,250)


Net loss                                            --           --           --       (316,464)     (316,464)
                                              ----------   ----------   ----------   ----------    ----------

Balances at December 31, 2007                  2,337,837   $    2,338    6,024,341   (8,634,393)   (2,607,714)
                                              ==========   ==========   ==========   ==========    ==========




See accompanying notes to consolidated financial statements.



                                  MILLENNIA, INC.

                       Consolidated Statements of Cash Flows

                   Nine Months ended September 30, 2008 and 2007


                                                                        2008          2007
                                                                     (Unaudited)  (Unaudited)
                                                                      ---------    ---------

Cash flows from operating activities:
     Net income (loss)                                                $ (79,576)    (592,696)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                   98,837       78,246
          Gain on cancellation of debt                                 (452,214)        --
          Loss on disposition of livestock                               89,946       90,963
     Changes in operating assets and liabilities:
        Accounts payable and accrued expenses                            52,702      102,565
        Accrued interest                                                106,287      136,034
                                                                      ---------    ---------

          Net cash used in operating activities                        (184,018)    (184,888)
                                                                      ---------    ---------

Cash flows from investing activities:
     Purchase of livestock                                             (212,781)    (419,500)
     Proceeds from disposition of livestock                              56,600       71,181
                                                                      ---------    ---------

          Net cash used in investing activities                        (156,181)    (348,319)
                                                                      ---------    ---------

Cash flows from financing activities:
     Funds advanced from (paid to) related party                        218,098      371,064
                                                                      ---------    ---------

          Net cash provided by (used in) financing activities           218,098      371,064
                                                                      ---------    ---------

          Net decrease in cash                                         (122,101)    (162,143)

Cash at beginning of period                                             203,664      255,789
                                                                      ---------    ---------

Cash at end of period                                                 $  81,563       93,646
                                                                      =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                           $    --           --
                                                                      =========    =========

     Cash paid for income taxes                                       $    --           --
                                                                      =========    =========



See accompanying notes to consolidated financial statements.

                                 MILLENNIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)



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

Impairment of long-lived assets
-------------------------------

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2008, the Company does not believe that any impairment has occurred.

Earnings or Loss per Common Share
---------------------------------

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At September 30, 2008 and 2007 there were no common stock equivalents outstanding.

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

At September 30, 2008, the Company has a net operating loss carryforward of approximately $7,500,000 to offset future taxable income. Additionally, a valuation allowance has been provided to completely offset approximately $2,800,000 in deferred taxes assets associated with the loss carryforward. Subject to current regulations, the carryforward will expire in varying amounts through 2025.


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

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company were limited to $2,000,000. On July 2, 2008 an amendment to the note was executed, raising the amount to $,2,250,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At September 30, 2008 and 2007, the Company has accrued approximately $436,611 and $330,324 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of approximately $37,049 and $55,340 for the period ended September 30, 2008 and 2007 in the accompanying consolidated statements of operations.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $36,000 for each of the periods ended September 30, 2008 and 2007. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

Legal
-----

In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying September 30, 2008 consolidated statement of operations.


Sale of common stock
--------------------

No sales of common stock took place during the six months ended September 30, 2008.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


This Item 2 and the September 30, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

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

The following is a summary of our financial results and condition for the three and nine months periods ended September 30, 2008 and 2007.


Results of Operations

Revenues - For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, revenues increased from $49,337 to $122,249, an increase of $72,912. The change in revenue was due to an increase in purses won.

Operating Expenses - For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, cost of revenues (livestock expenses) decreased from $145,340 to $137,077, a decrease of $8,263. The decrease in cost of revenues was due primarily to lower training expenses over 2007. For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, total operating expenses increased from $227,130 to $263,195. Operating expense changes were due primarily to increases in livestock expenses.

Loss from Operations - For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, loss from operations decreased from $177,793 to $140,946, a decrease of $36,847. This decrease was primarily due to lower interest expense and livestock expense. For the three months ended
September 30, 2008 compared to the three months ended September 30, 2007, general and administrative expenses increased slightly from $25,208 to $28,011.

Net Income/Loss - For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, net loss decreased from a loss of $233,133 or ($0.09) per share to a net loss of $177,995 or ($0.07) per share primarily due to reduction in expenses.

Revenues - For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, revenues increased from $178,096 to $272,973, an increase of $94,877. The change in revenue was due to an increase of purses won.

Operating  Expenses - For the nine months ended  September  30, 2008 compared to
the  nine  months  ended  September  30,  2007,  cost  of  revenues   (livestock
expenses)increased from $364,738 to $425,613 an increase of $60,875. The increase in cost of revenues was due primarily to the increase of the number of horses owned. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, total operating expenses increased from $610,810 to $698,476. Operating expense changes were due primarily to increases in the number of horses owned expenses.

Loss from Operations - For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, loss from operations decreased from $432,714 to $425,503. This slight decrease was primarily due to the decreases in livestock expenses.

Net Income/Loss - For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, net loss decreased from $563,187 or ($0.24) per share to a net loss of $79,576 or ($0.03) per share.

Other Income - In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying September 30, 2008 consolidated statement of operations.

Liquidity

As of September 30, 2008, the Company's cash position was $81,563. Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Halter under a note executed on December 31, 2004. Under said note, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31 2009, although Mrs. Halter has orally committed that the note will not be called before March 31, 2009. Such extension is not a binding obligation, and repayment may be demanded before March 31, 2009. Until December 31, 2009 the Company's management will strive to build a horse racing business that is self-sustaining. Total advances under the note to the Company were limited to $2,000,000. On July 2, 2008 an amendment to the note was executed, raising the amount to $2,250,000. Cumulative advances under the note were $2,095,184 through September 30, 2008. We estimate the continuing costs of being a public company to be $18,000 during 2008. These costs are being paid from revenues generated from the Company's operations.

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

Item 4T. Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

         Mr. Kevin B. Halter, Millennia's President and Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation of its disclosure controls and procedures, Millennia's President and chief executive officer has concluded that, as of September 30, 2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

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

     (b)  Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

     (c)  Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our former subsidiaries' performance contracts we had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying September 30, 2008 consolidated statement of operations.

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


         Date:    October 14, 2008

                                                      MILLENNIA, INC.



                                                   By:  /s/ Kevin B. Halter
                                                      -----------------------
                                                      Kevin B. Halter, President