Form 10-Q/A
period 2008-09-30
MILLENNIA INC
filed 2008-10-15
CIK 814920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q (the "Original Quarterly Report") for the quarter ended September 30, 2008, which was originally filed with the Securities and Exchange Commission on October 14, 2008. A Consolidated Statement of Stockholders Deficit for years ended December 31, 2007 and 2006 was inadvertently included in the Original Quarterly Report. The Amendment does not include this information.


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