Form 10-K
period 2008-12-31
MILLENNIA INC
filed 2009-02-03
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to

Commission file number 000-16974

Millennia, Inc.

Nevada	56-2158586
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2591 Dallas Parkway, Suite 102, Frisco, TX	75034
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (972) 963-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

i

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $350,285

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At January 21, 2009, the registrant had outstanding 2,337,837 shares of common stock, par value $.001

DOCUMENTS INCORPORATED BY REFERENCE:     None

ii

TABLE OF CONTENTS

PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8a. CONTROLS AND PROCEDURES

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICESITEM 14. EXHIBITS

iii

MILLENNIA, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and elsewhere in this Report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc. In February 2005 the Company changed its state of incorporation to the State of Nevada.

Since its inception the Company has been a diversified management company engaged, through its affiliates and subsidiaries in various businesses. The Company's primary business has been to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries. Consequently, the Company has never had any operations of its own that were not part of one of its affiliates and/or subsidiaries.

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

In reactivating the Company, management sought a business that it was highly familiar with and did not have to rely on the expertise of others and also which presented an opportunity to increase shareholder value if successful. Kevin B. Halter and Pam Halter have been involved in the thoroughbred industry for over 27 years.

In the event that we are unable to accomplish our goals and have to cease operations of the Company, we have no other plans than to become once again a dormant corporation. However, Pam Halter has agreed to loan up to $2,250,000 to the Company to fund its business plans. Such commitment is in the form of a promissory note issued on December 31, 2004 and amended on July 2, 2008.

Cumulative advances under such note were $2,032,785 through December 31, 2008,  with associated accumulated interest of $375,523. Such note is payable upon demand or after March 31, 2009, although Ms. Halter has committed that no demand will be made for repayment prior to April 1, 2010, and the full amount of the note will be available to the Company until that date.

Thoroughbreds, Inc. was incorporated in the State of Nevada in March 2000 and commenced operations in 2003. Thoroughbreds' business initially was to buy and sell thoroughbred horses of every age from broodmares, weanlings, yearlings, to horses of racing age. Thoroughbreds did not engage in any racing activities. Thoroughbreds changed its business plan in 2005 to concentrate on actual racing activities in addition to buying and selling horses through auctions.

The thoroughbred business is a capital intensive operation by virtue of the investment in livestock and is highly competitive. Ownership of horses is usually by individuals rather than corporations. We are a very small competitor in the horse racing industry. Due to our limited capital, we are only able to buy a small number of horses which we believe are reasonably priced (in the range of $25,000 to $100,000). Some of our competitors are wealthy individuals who can afford to purchase high dollar horses, which can cost from $500,000 up to $5 million each. Others are major breeders of horses whose operations produce a great quantity of horses. Accordingly, our method of competition is to buy a few promising young horses at auctions whose pedigrees we believe indicate potential talent. The principal advantages held by our more wealthy competitors are they can own more expensive horses from better bloodlines, giving them a better chance of success on the track, and they can own a larger number of horses, which they can deploy in various racing venues according to their believed chances of success. On the other hand, these differences do not affect the training, care and feeding of the horses, which are equivalent both in terms of cost and quality regardless of the price of the horse. In addition the price of a racehorse is not always an indication of its success, and an inexpensive horse can also become a winner and produce a good financial return.

Thoroughbreds' primary business is to develop young horses that may have the potential of becoming outstanding race horses and thus increase in value in addition to the purse revenues they generate. We strive to purchase horses whose sires and dams were winners at stakes races. The increase in the value of a horse occurs when it gains success in the races it enters. Such value is manifested in the price for which it can be sold and in the revenue it can produce as a broodmare or as a stallion. Young, unraced or lightly-raced horses create an interesting business opportunity, since no one really knows their true potential until they start their career at the track. Some horses develop earlier than others, and some do not show their best potential until they mature. Accordingly, not until they actually start racing does one know their true talent and true potential. Horses with excellent pedigree will always have a value whether they race or not as they can always be used as broodmares or studs. Defining "excellent pedigree" implies that the bloodline of a horse shows that the parentage is from successful race horses with equally good bloodlines.

To accomplish our goals, we buy yearlings and two year olds at various auctions. These horses have never raced, and their potential success and value are unknown.

All thoroughbred horses have common birthdays on January 1, regardless when they are born. Thoroughbred horses are bred to be born anywhere from January to June. So if a horse is born in June, it is considered a late foal. If it is born in January, it is considered an early foal. An early foal is preferred over a late foal, since a horse born in June will officially be one year old on January 1, when in reality it is only six months old. Horses are called weanlings until they reach the age of one yearlings until they reach the age of two. We do not buy weanlings because of the cost of  upkeep and the time delay until they can begin training.

During 2007, we owned a total of 20 thoroughbred horses. Currently, as of  December 31, 2008, we owned 9 horses.

The value of horses increases or decreases based upon their performance at the track, their pedigree and their upside potential. The business plan of Thoroughbreds is to own approximately 5-8 two year olds each year who will start their racing career with us and hopefully turn out to be top performers and money winners. We concentrate on acquiring horses with good pedigrees, whose sires and/or dams were winners of stakes races or stakes producers (offspring of the dam) and have done well financially in their careers, meaning that we try to acquire horses whose sire has been a stakes race winner and has recorded purses of $1 million or more, and whose dam has also been a stake races winner. Like all owners, we strive to have horses good enough to compete in the upper level of the racing world, in races such as the Kentucky Derby, Belmont Stakes, and the Preakness Stakes, in addition to the Breeders' Cup races. If a horse can come in first, second, or third in any one of these races, its value increases dramatically. If it is a colt, after its racing career is over he can become a high demand sire and generate substantial income. If it is a filly, then her value as a broodmare could increase significantly.

Theoretically, any horse can enter most of the major races if they pay the nomination fee; however in practice, only those horses that have won stakes races usually compete. Also, if more horses are entered than the number that is allowed to race in a particular race, they will be ranked by their accumulated earnings, and the highest earners will make it into the race. In order to compete in the Breeders' Cup races, horses have to be nominated by August 1 of their weanling year. Only horses who are sired by stallions properly nominated to the Breeders' Cup are eligible to be nominated. Nominated horses are eligible to participate in all the various Breeders' Cup Stakes held at numerous race tracks in North America. Once a horse has been nominated, it becomes eligible to enter such races. The nomination process involves filling out a one-page form and the payment of $500 per horse, and may be made by the owner or the trainer. Once nominated, there is no approval process by any governing body.

In order to participate in the Triple Crown races (Kentucky Derby, Preakness Stakes and Belmont Stakes, a horse has to be nominated by a set deadline each year during the month of January of the year the event is held. A nomination fee of $600 has to be paid for each horse. Only three-year old thoroughbred horses are eligible to participate in the Triple Crown races. Two of our three-year olds have been nominated. (See the list below). Nominated horses are ranked by each track according to the lifetime winnings, eliminating all but the mostsuccessful horses nominated.

Thoroughbred horse racing is sanctioned and regulated by state governments. Currently it is legalized in 32 states. As licensed owners, we are allowed to race our horses in any jurisdiction. In 2007 we raced our horses in Texas, Florida, Kentucky, West Virginia, Ohio, Oklahoma and Pennsylvania. We plan a similar schedule for 2008, adding Arkansas and Louisiana to the list. Individual horses are not licensed, but rather are registered at birth by the Jockey Club, which has been the official breed registry for thoroughbred horses in the U.S., Canada and Puerto Rico since 1899. Owners' licenses are issued by individual states and are generally valid for one to three years.

Some jurisdictions offer multiple year licenses, some only yearly licenses. We only renew licenses in states where we plan to race. Each license allows us to race as many horses as we want in the state. Licenses are issued immediately upon application. Thus, for example, if we ship a horse to California and we do not have an existing license in that state, we would simply call the racing office at the track and they would fax us an application form and upon return of same, the license would be issued immediately. Recently there has been a movement to create a national license. So far 25 states are participating including all of the states listed above. Under said program, one application would be sent to the National Racing Compact Program ("NRC"), together with a three-year licensing fee of $225. Thereafter every time we would want to race in a state that participates in the program, we would not have to fill out a new application, but simply pay the appropriate licensing fee for said state directly to the NRC. We do not currently participate in the NRC.

Our decision as to where to race some of our horses is based on many different factors, which include the location of a trainer, the quality of competition at various tracks, the purse structure of various tracks, the duration of the meet, and geographic consideration. The best known race tracks in the United States and which also have the highest daily purses, are Oak Lawn Park (Arkansas) Del Mar, Hollywood Park, Santa Anita (California), Gulfstream Park (Florida), Arlington Park (Illinois), Churchill Downs (Kentucky), Fair Grounds (Louisiana), Aqueduct, Belmont Park, and Saratoga (New York). The higher the daily purse distribution structure, the better quality of horses that run at such tracks. Accordingly, it is sometimes better strategy to run at a smaller track where the quality of horses and competition will be lesser than at major tracks, but the chances of winning are greater. The key to the decision as to where to send our horses (which trainer and which track) entails the evaluation of the caliber of horses we have in relation to the competitor they will face. We always maintain a goal of achieving wins for our horses.

There are several different types of races. Stakes races are intended to attract the best horses; they usually carry higher purses. Allowance races are best regarded as a non-claiming event (horses that are not for sale) intended for horses not yet ready for stakes competition. Claiming races, which represent approximately 70% of all races, are intended for horses that are for sale at a specified claiming price. Claiming prices are used to guarantee the quality of the competition will be relatively even. Purses for claiming races are lower than those for stakes races, and range from a low of $3,000 to as much as $50,000 depending on the track, the conditions of entry and the claiming price. For example, maiden races are for horses that have never won a race, and all horses usually start in a maiden race the first time out. Purses at allowance races are higher than those for claiming races, and may range from $10,000 to $50,000. Purses at stakes races are higher yet, Purses at stakes races are higher, and may start at a low of $15,000 to $25,000 for races at smaller tracks. Purses can range to $100,000 for races at larger tracks, and a few very high-end events (such as the Dubai World Cup) can offer purses of several million dollars.

With the exception of Maiden races which are reserved for horses that have never won a race, we can enter our horses into any race where they meet the conditions described for the race. Races are written either without conditions or with conditions. For example, there are races for horses who have not won 2 races, not won 3 races, not won 4 races, or have not won a race during a calendar year. It is to our advantage to race horses under specific "conditions" where they can compete with other horses with similar "conditions". Once a horse has exhausted all of its "conditions", he or she will have to run in "open" races. An "open" race has no conditions other than possibly the age of the horses. Fillies can enter and run against male horses, but male horses cannot enter filly/mare races. Accordingly we chose races into which we enter our horses based upon what we feel will give our horses the best chance to win. Some horses like turf racing, some don't. Some do well on a sloppy track, some don't. Some horses prefer going route races (mile or over), while some prefer shorter distances.

As of December 31, 2008, we owned the following horses:

Notes:	(1) after the name of the horse in parenthesis is the name of the sire followed by the name of the dam (mother).
(2) BC designates that the horse is eligible for the Breeders' Cup races.
(3) TC designates that the horse is eligible for the Triple Crown races.
(4) complete race records indicate number of life time starts, number of first, second and third place finishes and also total life time earnings (as of March 28, 2008).
(5) homebred designates a horse that was born from one of our own mares, thus no purchase price is shown. Currently we no longer own any mares.

5 yr old Colt – HONOR AMERICA (Honor and Glory/Late Sailing)
Florida bred -purchase price: $29,000
34-6-9-5 $72,301

5 yr old Filly – A BEAUTIFUL DREAM (Silver Deputy/Wheatly Special)
Kentucky bred – BC – purchase price $85,000
20-2-2-2 $40,929

4 yr old Filly - NO TEARS IN HEAVEN (Volponi/Expect Anna)
Florida bred – BC – purchase price $17,500
22-3-4-2 - $36,058

4 yr old gelding- OCEAN OF DREAMS (Wekiva Springs/Double Dani)
Florida bred – BC – purchase price $10,000
11-3-1-2 $35,212

4 yr old Colt – MY ANGEL (Silver Charm/Vivid Angel)
Kentucky bred – BC – purchase price $45,000
12-3-2-1 $32,507

4 yr old Colt – HELLO FROM HEAVEN (Aptitude/Tonight’s Wager)
Texas bred – BC – TC – purchase price $150,000
16-1-8-0 $73,334

4 yr old Gelding – SPEED STREET (City Street/Malibulake)
Texas bred – purchase price $10,000
10-2-2-0- $12,178

3 yr old Filly – PUTS AND CALLS (Repent/Vogue Covergirl)
Florida bred – BC - homebred
5-1-0-0-$17,356

3 yr old Filly – ANGEL IN HEAVEN (Smart Strike/Presumed Innocent)
Florida bred – BC purchase price $110,000
5-2-0-0 $25,830

While thoroughbred horse racing has many upsides and affords unique opportunities, it has major negative aspects also. One of the biggest negatives in owning race horses is that on any given day, a horse can take one wrong step and may never race again. Horses can only be insured for mortality. All of our horses are covered by insurance, which covers mortality only.

There is no health insurance available for thoroughbred race horses. Veterinarians are employed to care for sick horses, and if a life threatening illness or injury occurs, and medical treatment is not effective, the attending veterinarian consults with the insurer to decide if euthanasia is the proper outcome. Veterinary and healthcare costs are not a material expense to our business.

Buying and selling horses through auctions is a major part of the thoroughbred industry. At such auctions thoroughbred horsemen sell and buy broodmares, broodmare prospects, weanlings, yearling, and two-year-olds in training. Key elements such as pedigree, conformation, popularity of a sire, determine to a great extent the prices that individual horses bring. There are well known auctions where the best horses are usually sold and where people from around the world come to shop. The best known sales are held in Lexington, Kentucky (Keeneland September yearling sale, the November broodmare sale and the April 2 year olds sale), Fasig-Tipton yearling sales in July held at Saratoga, New York; The Fasig-Tipton 2 year olds sale at Calder Race track in Miami in February; The Ocala Breeders' Sales Co. February and March two year old Select sale in Ocala, Florida.

Male horses also present earning opportunities as studs if they can win substantial races during their career. Substantial races are defined as Graded Stakes Races, Breeders' Cup races and Triple Crown races. According to the industry bible, The Blood-Horse Stallion Register (www.stallionregister.com) there are currently 16 sires that charge $100,000 or more as stud fee, and usually cover around 100 mares each year. Currently there are 3 sires who have stud fee of $300,000 per mare, translating into an income in excess of $30 million per year for the owners of said horses. On the lower side of the spectrum, there are currently 16 sires whose fees are $25,000, 15 sires whose fees are $30,000, 7 sires whose fees are $35,000, 11 sires whose fees are $40,000, 9 sires whose fees are $50,000, 4 sires whose fees are $60,000, four sires whose fees are $75,000 and 2 sires whose fees are $80,000. Complete information on current stallions can be found at www.stallionregister.com. We do not own any horses that are currently in stud service. Our mission and hope is that from the new two-year olds that start their racing career with us each year, some will turn out to become good and injury free race horses with significant earnings and that they will have residual value after their racing careers are over either as sires or as broodmares.

We utilize several different public trainers for our horses. A public trainer is defined as a trainer who trains for several different owners, as opposed to a private trainer who trains only for a particular owner. The great majority of trainers at race tracks are public trainers. Accordingly the dependence on any one particular trainer is not critical in the operations of our business. When looking for a trainer, we prefer high percentage winning trainers, and trainers that are well known and well respected at the various tracks they race. Our main trainers currently are John Locke from Texas and Jeff Radosevich from Ohio. Our better horses are usually kept with Mr. Locke as they race at higher level tracks; our lesser horses are usually sent to Mr. Radosevich as they race at smaller tracks where competition is at a lower level. Mr. Locke has been our main trainer since 2004, and we are his largest client. There are no contractual obligations involved with hiring a trainer. They can be hired and replaced at will. Different trainers charge different training fees usually based upon their geographic locations. It usually costs more to utilize a trainer in New York and California then any other state. Trainers are paid a fixed amount per day per horse, plus 10% of the owner's share of purses received if a horse finishes first, second or third in a race. John Locke charges $45 per day per horse and Jeff Radosevich $35 per day per horse.

Trainers barely break even on the per diem charges, and their source of true income is from the 10% they receive from the purses. This incentive arrangement is common in the industry and in no way jeopardizes the quality of care received by the horses. Moreover, because of the incentive fee, it is in their best interest for horses to perform well and to be well taken care of. Training costs cover all expenses for the horses, including feed, usual healthcare, stable, exercise and training for racing. While our higher dollar competitors may utilize more expensive trainers or indeed have their own private trainers, we believe our horses receive training that is as good as can be obtained. Daily care and training of our horses is provided by the trainers.

Thoroughbreds has no employees. Wherever our horses are located, they are taken care of by third parties. We manage our business from Texas by constant contact with our trainers and we make all major decisions such as which horses to run in which races in coordination with our trainers. We can watch all of our horses when they run at various race tracks either on satellite TV or through the Internet. When it comes to purchasing horses at various horse sales, our management team led by Pam Halter and Kevin B. Halter makes all the selections after lengthy physical evaluation and pedigree research of all the horses we are interested in at a particular sale. This takes several days prior to the sale and strenuous work on the part of the team.

ITEM 2.  PROPERTIES

Facilities and Offices

The Company shares office space furnished from its principal shareholder, Halter Capital Corporation. Halter  Capital Corporations charges Millennia management fees which includes the use of the office space. Management considers the Company's current office space arrangement adequate. Our offices are located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND POLICY

Market Information

The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "MENA".

The following is the range of high and low bid of the Company's common stock quoted in the OTCBB. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2006	2007	2008
First Quarter	7.8 - 1.93	.55 - 1.00	3.00 – 3.50
Second Quarter	.68 - .78	.55 - 1.00	3.55 – 4.65
Third Quarter	.68 - 1.00	.55 - 2.00	3.55 – 5.75
Fourth Quarter	.43 - 1.00	.33 - 3.50	2.75 – 5.00

On November 15, 2007, the company effected a 3 for 1 forward split of its stock, in form of a stock dividend to its shareholders. The share prices listed in the table above reflect retroactively the price of the stock based upon the forward split.

Holders

As of January 23, 2009, the approximate number of shareholders of record of our common stock is 221.

Dividends

We have never paid any cash dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc. In February 2005 the Company changed its state of incorporation to the State of Nevada.

Since its inception the Company has been a diversified management company engaged, through its affiliates and subsidiaries. in various businesses. The Company's primary business has been to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries. onsequently, the Company has never had any operations of its own that were not part of one of its affiliates and/or subsidiaries.

From November 1998 to January 2005, the Company had no business operations. In January 2005 it acquired 100% of the common stock of Thoroughbreds, Inc.,("Thoroughbreds"), which became a wholly owned subsidiary of the Company and recommenced operations.

Summary Financial Data

Balance Sheet Data	Year Ended December 31
Assets	2008	2007

Cash	$46,337	$203,664
Horses	313,633	465,761
	$359,970	$669,425

Liabilities

Current Liabilities	20,813	669,729
Current liabilities – due to related party	723,523	330,324
Due to related party	2,443,984	2,277,086
	3,188,320	3,277,139

Stockholders’ deficit	(2,828,350)	(2,607,714)
	$359,970	$669,425

Operating Data	Year Ended December 31
	2008	2007
Revenues	$353,099	$458,327
Other income (loss)	313,724	(165,703)
Livestock expense	511,199	506,173
Other expense	376,260	102,915
Net loss	(220,636)	(316,464)
Loss per share	(0.09)	(0.14)

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Revenues. Revenues decreased $105,228 from $458,327 in 2007 to $353,099 in 2008. This decrease in mainly due to less purses won in 2008 due to fewer horses owned by the Company. All revenues were derived from purses paid in races in which our horses were entered. Revenues are spread throughout the year, and there is little seasonal fluctuation.

Operating Expenses. Operating expenses increased by $278,371 from $609,088 to $887,459. This increase is mainly attributable to a loss of disposition of livestock in 2008 of $119,256, versus a gain in 2007 of $129,537. General and administrative costs include management fees of $72,000 in 2008 and $72,000 in 2007 incurred and payable to Halter Capital Corporation.

Loss from Operations. Operating loss increased by $383,599 from $150,761 in 2007 to $534,360 in 2008. This increase is mainly attributable to a loss of disposition of livestock in 2008 of $119,256, versus a gain in 2007 of $129,537.

Other Income. Other income increased $452,214, from $0 in 2007 to $452,214. This increase was due to expired debt being recognized as income in 2008.

Net Loss. The Company's net loss for 2008 was $220,636 ($0.09 per share) compared to $316,464 ($0.14 per share) in 2007. Interest expense for loans provided to the company from management was $138,490 in 2008 compared to $165,703 in 2007.

Liquidity. As of December 31, 2008, the Company’s cash position was $46,337. Since the acquisition of Thoroughbreds, all of our cash needs have been met through Revenues from racing purses, sales of livestock and loans from Mrs. Halter under the December 31, 2004 note discussed below. In connection with the acquisition of Thoroughbreds, Inc., Millennia issued a note to Mrs. Halter in the amount  of $400,000. The note bears interest at 6% and is due on demand after March 31, 2009. Interest associated with the note amounting to $94,000 has been accrued through December 31, 2008. Interest expense of $24,000 has been recorded as interest  expense in each of the years ended December 31, 2008 and 2007.

Pursuant to a certain promissory note executed on December 31, 2004, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31,2009, although Mrs. Halter has committed that the note will not be called before April 1, 2010.

Through the year ended December 31, 2004 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Total advances under the note to the Company are limited to $2,250,000. Cumulative advances under the note were $2,032,774 through December 31, 2008. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At December 31, 2008 and 2007, the Company has accrued  $375,523 and $260,324 in interest associated with the advances and is included in accrued interest in the accompanyingconsolidated financial statements. The Company recognized corresponding interest expense of $115,199 and $109,769 in the years ended December 31, 2008 and 2007 in the accompanying consolidated statements of operations. This note becomes payable upon demand or on March 31, 2009, although Mrs. Halter has advised the Company that no demand will be made before April 1, 2010. Company's management will strive to build a horse racing business that is self-sustaining.

The Company has no off-balance sheet arrangements or other continuing financial commitments.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item begin at Page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A (T). CONTROLS AND PROCEDURES

The management of Millennia is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP).  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on those criteria.

The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company's CEO is the only individual involved in the accounting and financial reporting. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, the CEO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company plans to use an outside accountant to review their procedures. The CEO (who also comprises the Board of Directors) examines and approves all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
(b) Changes in Internal Control over Financial Reporting. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The directors and officers of the Company are listed below with information about their respective backgrounds. Directors are elected at each annual meeting of stockholders and hold office until the following annual meeting.

Kevin B. Halter	73	Chairman, President, CEO, CFO and Director
Kevin Halter, Jr.	48	Vice President and Director
Pam J. Halter	54	Secretary and Director

Kevin B. Halter has served as President, Chief Executive Officer and Chairman of the Board of the Company since 1994. He has also been the Chief Financial Officer of the Company since 1998. He has been President of Halter Capital Corporation, a financial consulting and investment firm since 1987. From August 4, 1998 until February 27, 2004 he was President and Director of Millennia Tea Masters, Inc., now known as VoIP, Inc. From February 21, 2006 until April 14, 2006 he was a Director of Rub A Dub Soap, Inc. Mr. Halter has been involved in the Thoroughbred racing industry for over 28 years as an owner and breeder of thoroughbred horses. His expertise is in evaluating horses pedigrees at auctions, and also the selection of horses to claim (purchase) from variousraces at various race tracks.

Kevin B. Halter, Jr. has served as Vice President and Director since 1994. From 1998 until February 2005 he has also been the Secretary of the Corporation. Since 1987, he has been President of Securities Transfer Corporation, an SEC registered stock transfer company. He has been a vice president and director of Halter Capital Corporation since 1987. From August 4, 1998 until February 27, 2004 he was a Director and Secretary-Treasurer of Millennia Tea Masters, Inc., now known as VoIP, Inc. From January 31, 2005 until March 2005 he was President and a Director of Meditech, Inc., now known as Deli Solar (USA) Inc. From March 30, 2005 until January 30, 2006 he was President and a Director of Strong Technical, Inc., now known as Zhongpin, Inc. From October 18, 2005 until December 7, 2005, he was President and a Director of General Devices, Inc., now known as Aduromed Industries, Inc. From February 21, 2006 until February 5, 2008 he was President and a Director of Rub A Dub Soap, Inc.

Pam J. Halter has served as Secretary and Director of the Company since February 2005. Since 2000 she has been the President, CEO and a director of Thoroughbreds, Inc. She has been involved in various facets of horse racing since the age of sixteen. She became a trainer and owner of horses about 21 years ago. From March 2000 until March 2003, Ms. Halter was President, CEO and a director of Doblique, Inc., a company engaged in the thoroughbred racing business. From February 21, 2006 until February 5, 2008 she was Secretary and a director of Rub a Dub Soap Company, Inc. From October 18, 2005 until December 7, 2005 she was a Director and Secretary-Treasurer of General Devices, Inc., now known as Aduromed Industries, Inc. From January 30, 2005 until January 30, 2006 she was a Director and Secretary-Treasurer of Strong Technical, Inc., now known as Zhongpin, Inc.

Ms. Halter has been involved in the thoroughbred racing industry for over 39 years as owner, trainer, breeder and other functions. The Company believes that her expertise lies in her ability developed over years of experience to assess the conformation and body language of horses, which the Company believes to be important considerations when purchasing horses at auctions or claiming (purchasing) horses at race tracks. (There is no formal ceritfication for this expertise.) Horse conformation refers to the correctness of a horse's bone structure, musculature, and its body proportions in relation to each other. Undesirable conformation in a horse can limit its ability to successfully perform as a racehorse. From the body language of a horse, an expert can tell a lot about their demeanor and how they will handle themselves.

General Devices, Inc., Strong Technical, Inc., Meditech, Inc. and Rub A Dub Soap, Inc. were all publicly traded shell companies, whose control was acquired by Halter Capital Corporation for the purpose of combining with an operating business without the need to do a traditional initial public offering.

Kevin Halter, Jr. is the son of Kevin B. Halter; Pam J. Halter is the wife of Kevin B. Halter.

None of the officers and directors has been involved during the past five years in any bankruptcy proceeding or criminal proceedings, or subject to any order, judgment or decree enjoining them from participation in any type of business, or found to have violated any federal or state securities or commodities law.

Kevin B. Halter and Pam J. Halter will each spend approximately 50% of their time working on the affairs of the company. Kevin Halter Jr. will not be employed.

There are no Board of Director committees in existence.

Governance

The Board of Directors provides all management direction for the company. There is no audit committee or compensation committee of independent directors. As we grow, we will search for qualified independent persons, willing to serve as directors.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more that 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Neither the Company nor its subsidiary pay any compensation to its officers and directors and have not paid compensation in any amount or of any kind to its executive officers or directors for the years ended 2007 and 2008. The Company pays management fees to Halter Capital Corporation as described in Item 12. There are no stock options or other derivative securities outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock ownership as of January 22, 2009 by (1) any person (including any group) who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, (3) all executive officers and directors as a group, and (4) all shares that may be acquired by such persons within 60 days.

On such date there were 2,337,837 shares issued and outstanding.

Name and Address	Shares Owned	Percentage

Halter Capital Corporation	1,958,100(1)	83.8
2591 Dallas Parkway, Suite 102
Frisco, TX 75034

Kevin B. Halter	2,121,164(2)	90.8
2591 Dallas Parkway, Suite 102
Frisco, TX 75034

Kevin B. Halter, Jr.	2,099,445(3)	89.8
2591 Dallas Parkway, Suite 102
Frisco, TX 75034

Pam J. Halter	8,100(4)	0.3
2591 Dallas Parkway, Suite 102
Frisco, TX 75034

All officers and directors	2,270,607(5)	97.3
As a group (3) persons

____________
(1)Owned of record. Halter Capital Corporation is owned 50% by Kevin B. Halter and 50% by Kevin B. Halter, Jr., and they share equally in the voting and dispositive power over the shares.

(2) Includes 1,958,100 shares owned of record by Halter Capital Corporation and 166,427 owned of record by Kevin B. Halter.

(3) Includes 1,958,100 shares owned of record by Halter Capital Corporation and 141,345 shares owned of record by Kevin B. Halter, Jr.

(4) Owned of record.

(5)Includes 1,958,100 shares owned of record by Halter Capital Corporation, 166,4 27, shares owned of record by Kevin B. Halter, 141,345 shares owned of record by Kevin B. Halter, Jr. and 8,100 shares owned of record by Pam Halter. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kevin Halter, Jr. is the son of Kevin B. Halter; Pam J. Halter is the wife of Kevin B. Halter.

The former stockholder of Thoroughbreds has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand after March 31, 2009. The former stockholder will not demand any repayment of either principal or interest prior to April 2, 2010.

Through the year ended December 31, 2004 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,250,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At December 31, 2008 and 2007, the Company has accrued $375,523 and $260,324 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of $115,199 and $109,769 in the years ended December 31, 2008 and 2007 in the accompanying consolidated statements of operations.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $72,000 and $72,000 in 2008 and 2007, respectively. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

In connection with the acquisition of Thoroughbreds, Inc. as discussed in Note 3 above, Millennia issued a note in the amount of $400,000. The note bears interest at 6% and is due on demand after March 31, 2009. The note holder will not demand any repayment prior to April 2, 2010. Interest associated with the note amounting to $94,000 has been accrued through December 31, 2008. Interest expense of $24,000 has been recorded as interest expense in each of the years ended December 31, 2008 and 2007. The note was issued to the former sole stockholder of Thoroughbreds who is the wife of the principal stockholder and officer of Millennia.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2008, Sherb & Co LLP has billed the Company for the services described below:

Audit Fees. $15,000

ITEM 14. EXHIBITS

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

1.  Financial Statements: The financial statements filed as part of this report are listed in the “Index to Financial Statements” on Page F-1 hereof.

2.  Exhibits required to be filed by Item 601 of Regulation S-B:

(1)	3.1	Articles of Incorporation
(1)	3.2	Bylaws
(1)	10.1	Promissory Note dated January 31, 2005
(1)	10.2	Pledge Agreement dated January 31, 2005
(1)	10.3	Promissory Note dated December 31, 2004
(2)	31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
(2)	32.1	Certification of the Chief Executive Officer under U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
(1) Previously filed as exhibits to Form SB-2, file no. 333-141347
(2) Filed herewith

           MILLENNIA, INC.

          TABLE OF CONTENTS

Financial Statements of Millennia, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Millennia, Inc.:

We have audited the accompanying consolidated balance sheets of Millennia, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennia, Inc. as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                               /s/ Sherb & Co., LLP
                Sherb & Co., LLP
                Certified Public Accountants

New York, New York
January 26, 2009

TSCHOPP, WHITCOMB & ORR, P.A.
2600 Maitland Center Parkway, Suite 330
Maitland, Florida 32751

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Millennia, Inc.:

We have audited the accompanying consolidated balance sheet of Millennia, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Tschopp, Whitcomb & Orr, P.A.

January 4, 2008
Maitland, Florida

MILLENNIA, INC.

Consolidated Balance Sheets

Assets
	December 31,
	2008	2007
Current asset:
Cash	$46,337	$203,664
Livestock, net (note 6)	313,633	465,761

Total assets	$359,970	$669,425

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$20,813	$487,729
Accrued expenses - related party (note 5)	254,000	$182,000
Accrued interest - related party (notes 4 and 5)	469,523	330,324

Total current liabilities	744,336	1,000,053

Note payable to related party (note 4)	400,000	400,000
Due to related party (note 5)	2,043,984	1,877,086

Total liabilities	3,188,320	3,277,139

Stockholders' deficit:
Preferred stock - $0.001 par value
50,000,000 shares authorized; no
shares issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,337,837 shares issued and outstanding	2,338	2,338
Additional paid-in capital	6,024,341	6,024,341
Accumulated deficit	(8,855,029)	(8,634,393)

Total stockholders' deficit	(2,828,350)	(2,607,714)

Total liabilities and stockholders' deficit	$359,970	$669,425

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Operations

	Year ended December 31,
	2008	2007

Revenues:
Purses	$353,099	$458,327

Operating expenses:
Livestock expenses	511,199	506,173
General and administrative ($72,000 related party -note 5)	129,652	128,123
Depreciation expense	127,352	104,329
(Gain) loss on disposition of livestock	119,256	(129,537)

	887,459	609,088

Operating loss	(534,360)	(150,761)

Other income (expense):
Other income	452,214	--
Interest expense - related party(notes 4 and 5)	(138,490)	(165,703)

Total other income (expense)	313,724	(165,703)

Loss before provision for income taxes	(220,636)	(316,464)

Provision for income taxes (note 7)	--	--

Net loss	$(220,636)	$(316,464)

Basic and diluted loss per share	$(0.09)	$(0.14)

Weighted average number of shares
outstanding - basic and diluted	2,337,837	2,337,837

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Consolidated Statement of Stockholders' Deficit

Years ended December 31, 2008 and 2007

	Common Stock		Additional
	Number of		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances at December 31, 2006	2,237,837	$2,338	$6,024,341	$(8,317,929)	$(2,291,250)

Net loss	--	--	--	(316,464)	(316,464)

Balances at December 31, 2007	2,337,837	2,338	6,024,341	(8,634,393)	(2,607,714)

Net loss	--	--	--	(220,636)	(220,636)

Balances at December 31, 2008	2,337,837	$2,338	$6,024,341	$(8,855,029)	$(2,828,350)

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(220,636)	$(316,464)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	127,352	104,329
(Gain) loss on disposition of livestock	119,256	(129,537)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(648,916)	139,449
Accrued interest	139,199	133,769

Net cash used in operating activities	(483,745)	(68,454)

Cash flows from investing activities:
Purchase of livestock	(212,780)	(460,271)
Proceeds from disposition of livestock	118,300	425,200

Net cash used in investing activities	(94,480)	(35,071)

Cash flows from financing activities:
Funds advanced from related party	166,898	51,400

Net cash provided by financing activities	166,898	51,400

Net decrease in cash	(411,327)	(52,125)

Cash at beginning of period	203,664	255,789

Cash at end of period	$(207,663)	$203,664

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(1)	Organization and Description of Business

Millennia, Inc. (Millennia Delaware) was originally formed as a Delaware corporation which subsequently owned several subsidiaries that were involved in a variety of business ventures through 1999.

On February 23, 2005, pursuant to a certain merger agreement, Millennia Delaware merged into Millennia, Inc., a corporate entity organized and formed under the laws of the state of Nevada. Prior to the merger the Nevada corporation did not have any operations and was formed solely for the purpose of perpetuating the interest of the Millennia Delaware as a Nevada corporation. As such, all of the stockholders of Millennia Delaware retained an equal interest in the common stock of the Nevada corporation. In accordance with the provisions of the merger agreement, the Nevada corporation was designated as the surviving entity and is hereinafter referred to as Millennia, Inc. (Millennia). The effect of the merger and exchange of shares has been given retroactive effect in the accompanying consolidated financial statements.

On January 31, 2005 Millennia entered into a stock purchase agreement (Agreement) with the sole stockholder of Thoroughbreds, Inc., a Nevada corporation (Thoroughbreds). Under terms of the Agreement, Millennia purchased 100% of the issued and outstanding capital stock of Thoroughbreds for a total consideration of $400,000 evidenced by a promissory note issued to the seller. Accordingly, Thoroughbreds became a wholly owned subsidiary of Millennia. Millennia and Thoroughbreds are considered to be entities under common control. Therefore, the net assets of Thoroughbreds on the date of the merger were recorded at their carrying value (predecessor basis). (See note 3).

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

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies

(a)      Principles of Consolidation

The accompanying consolidated financial statements included the accounts of Millennia, Inc. and its wholly owned subsidiary, Thoroughbreds, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, including and on deposit with brokerage houses, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

(d)   Revenue Recognition

The Company recognizes revenue upon final settlement of sales transactions of its livestock which generally occurs at livestock auctions and claim races. The revenue and costs of revenue from the sale of livestock is recognized on a specific identification basis. Revenue from racing activities is recognized at the conclusion of the racing event.

(e)  Depreciation

Depreciation of livestock is computed on the straight-line method over their estimated breeding or racing lives, which range from three to five years.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies - (Continued)

(f)   Financial Instruments Fair Value, Concentration of Business and Credit Risk

The carrying amount reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying consolidated balance sheets for note payable and amounts due to related parties approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

(g)  Advertising Expenses

Advertising and marketing expenses are charged to operations as incurred. There were no advertising and marketing expenses incurred during the years ended December 31, 2008 and 2007.

(h)  Asset Impairment

The recoverability of intangible assets and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such intangible assets and other long-lived assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes.

(i)  Income Taxes

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

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(j) Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At December 31, 2008 and 2007 there were no common stock equivalents outstanding.

(k) Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(3)	Purchase of Thoroughbreds, Inc.

On January 31, 2005, Millennia entered into a stock purchase agreement to acquire 100% of the outstanding stock of Thoroughbreds, Inc. for a total consideration of $400,000 evidenced by a promissory note issued to the seller. Since Millennia and Thoroughbreds are considered entities under common control, the net assets were recorded at their carrying value (predecessor basis) at that date in the Company’s financial statements.

(4)	Note Payable

In connection with the acquisition of Thoroughbreds, Inc. as discussed in Note 3 above, Millennia issued a note in the amount of $400,000. The note bears interest at 6% and is due on demand after March 31, 2009. Interest associated with the note amounting to $94,000 has been accrued through December 31, 2008. Interest expense of $24,000 has been recorded as interest expense in each of the years ended December 31, 2008 and 2007. The note was issued to the former sole stockholder of Thoroughbreds who is the wife of the principal stockholder and officer of Millennia.

(5)	Related Party Transactions

The former stockholder of Thoroughbreds has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand after March 31, 2009.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

The advances received (paid) by the Company through December 31, 2008 are included in the following schedule:

	2002	2003	2004	2005	2006	2007	2008

January	$-	$-	$40,000	$25,000	$(127,125)	$141,000	$(51,900)
February	-	2,000	5,000	15,000	20,000	(39,000)	(3,000)
March	-	5,500	-	45,000	91,234	(30,000)	6,000
April	-	99,100	35,472	55,000	254,000	(245,000)	40,000
May	-	3,000	115,000	30,000	71,000	(137,000)	60,000
June	-	10,100	80,000	38,000	35,000	10,500	40,599
July	-	3,002	7,500	25,000	24,500	-	(25,000)
August	-	11,000	10,000	3,000	(41,500)	-	116,200
September	-	42,000	25,000	225,000	88,700	10,000	19,000
October	-	7,700	60,000	60,000	75,000	325,000	10,000
November	100	-	(19,161)	39,895	10,000	(6,900)	3,200
December	2,500	129,100	62,343	-	27,726	22,800	(59,400)

Total	$2,600	$312,502	$421,154	$560,895	$528,535	$51,400	$155,699
Cumulative	2,600	315,102	736,256	1,297,151	1,825,686	1,877,086	2,032,785
Other	-	-	-	-	-	-	11,199
Total	$2,600	$315,102	$736,256	$1,297,151	$1,825,686	$1,877,086	$2,043,984

Through the year ended December 31, 2004 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,250,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At December 31, 2008 and 2007, the Company has accrued $375,523 and $260,324 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of $115,199 and $109,769 in the years ended December 31, 2008 and 2007 in the accompanying consolidated statements of operations.

In addition to the advances discussed above, other due from related parties totaled $11,199.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(5)	Related Party Transactions– (Continued)

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $72,000 and $72,000 in 2008 and 2007, respectively. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

(6)	Livestock

Livestock at December 31, 2008 and 2007 consists of the following:

	2008	2007

Horses	$ 475,650	$ 603,295
Accumulated depreciation	(162,017)	(137,534)
	$ 313,633	$ 465,761

Depreciation expense was $127,352 and $104,329 for the years ended December 31, 2008 and 2007, respectively.

(7)	Income Taxes

As of December 31, 2008, the Company has net operating loss carryforwards of approximately $3,723,000 to offset future taxable income. These carryforwards expire at various times through 2027. Pursuant to Internal Revenue Code Section 352 certain changes in stock ownership could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

The Company’s income tax expense (benefit) for the year ended December 31, 2008 and 2007 differ from the statutory federal rate of 35% as follows:

	2008	2007

Federal tax (benefit)	$ (77,000)	$(110,000)
Increase in valuation allowance	77,000	110,000

Income tax expense (benefit)	$ -	$ -

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(7)	Income Taxes– (Continued)

Temporary differences, consisting primarily of net operating loss carryforwards give rise to deferred tax assets at December 31, 2008 and 2007 as follows:

	2008	2007

Deferred tax assets
Net operating loss carryforwards	$ 1,303,000	$1,226,000
Less valuation allowance	(1,303,000)	(1,226,000)

Net deferred tax asset	$ -	$ -

The Valuation allowance increased by $77,000 in 2008.

(8)	Forward Stock Split

In November, 2007, the Board of Directors authorized a 3 for 1 forward stock split to all holders of record at that date. Accordingly, all share and per-share amounts in the accompanying financial statements have been restated to give effect to the forward stock split.

(9)	Extinguishment of Debt

During the year ended December 31, 2008, $452,214 of debt which was over 10 years old, expired and was recognized as other income on the Company’s financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Frisco, State of Texas, on February 3, 2009.

MILLENNIA, INC.

By: /S/ Kevin B. Halter
Kevin B. Halter, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Office	Date

/s/ Kevin B. Halter	President, Chief Executive	February 3, 2009
Kevin B. Halter	Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)

/s/ Pam J. Halter	Secretary and Director	February 3, 2009
Pam J. Halter