Form 10-Q
period 2009-03-31
MILLENNIA INC
filed 2009-04-24
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act) Yes ☐ No ☒

As of April 22, 2009, registrant had outstanding 2,337,837 shares of common stock.

Millennia, Inc.

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2009

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLENNIA, INC.
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31,
	2009	December 31,
	(Unaudited)	2008
Assets
Current asset:
Cash	$37,115	$46,337

Livestock, net	122,833	313,633

Total assets	$159,948	359,970

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$287,177	$274,813
Accrued interest	505,329	469,523

Total current liabilities	792,506	744,336

Note payable to related party	400,000	400,000
Due to related party	2,051,727	2,043,984

Total liabilities	3,244,233	3,188,320

Stockholders' deficit:
Preferred stock - $0.001 par value
50,000,000 shares authorized; no
shares issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,337,837 shares issued and outstanding	2,338	2,338
Additional paid-in capital	6,024,341	6,024,341
Accumulated deficit	(9,110,964)	(8,855,029)

Total stockholders' deficit	(3,084,285)	(2,828,350)

Total liabilities and stockholders' deficit	$159,948	$359,970

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
Consolidated Statements of Operations
Three Months ended March 31, 2009 and 2008

	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Purses	$35,592	$78,155

Operating expenses:
Livestock expenses	57,431	140,864
General and administrative	35,990	33,173
Depreciation expense	22,333	31,286
Loss on disposition of livestock	139,967	4,500

	255,721	209,823

Operating loss	(220,129)	(131,668)

Other income (expense):
Interest expense	(35,806)	(33,564)
Gain on cancellation of debt	--	452,214

Total other income (expense)	(35,806)	418,650

Income (loss) before provision for income taxes
Provision for income taxes	--	--

Net income (loss)	$(255,935)	$286,982

Basic and diluted loss per share	$(0.11)	$(0.12)

Weighted average number of shares
outstanding - basic and diluted	2,337,837	2,337,837

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
Consolidated Statements of Cash Flows
Three Months ended March 31, 2009 and 2008

	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(255,935)	$(286,982)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	22,333	31,286
Gain on cancellation of debt	--	(452,214)
Loss on disposition of livestock	139,967	4,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,364	128,000
Accrued interest	35,806	33,564

Net cash used in operating activities	(45,465)	32,118

Cash flows from investing activities:
Purchase of livestock	--	(167,780)
Proceeds from disposition of livestock	28,500	36,000

Net cash used in investing activities	28,500	(131,780)

Cash flows from financing activities:
Funds advanced from (paid to) related party	7,743	(38,701)

Net cash provided by (used in) financing activities	7,743	(38,701)

Net decrease in cash	(9,222)	(138,363)

Cash at beginning of period	46,337	203,664

Cash at end of period	$37,115	$65,301

Supplemental disclosures of cash flow information:
Cash paid for interest	$--	--

Cash paid for income taxes	$--	--

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the period ended December 31, 2008.

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

Thoroughbreds, Inc. was incorporated on March 27, 2000 under the laws of the State of Nevada and was formed for the purpose of buying and selling thoroughbred race horses of every age from broodmares, weanlings, yearlings and racing age horses. However, in 2004, Thoroughbreds changed its primary business purpose from buying and selling thoroughbreds to buying, training, racing andbreeding thoroughbred horses.

Cash and cash equivalents

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

Impairment of long-lived assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis or impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2009, the Company does not believe that any impairment has occurred.

Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At March 31, 2009 and 2008 there were no common stock equivalents outstanding.

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

Recent Accounting Pronouncements

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

Related Party Transactions

The former stockholder of Thoroughbreds has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand after March 31, 2010.

Through the year ended December 31, 2004 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,250,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At March 31, 2009 and 2008, the Company has accrued approximately $505,329 and $469,523in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of approximately $35,806 and $33,564 for the period ended March 31, 2009 and 2008 in the accompanying consolidated statements of operations.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $18,000 for each of the periods ended March 31, 2009 and 2007. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

Legal

In February 1997 a judgment was entered against the Company in connection with a breach of contract suit involving one of our subsidiaries' performance contractswe had guaranteed. In January 2008 we received advice from our legal counsel that the statute of limitation related to this judgment had lapsed. Accordingly, the accrued liability and interest totaling $452,214 relating to this claim has been reversed and included as other income in the accompanying March 31, 2008consolidated statement of operations.

Sale of common stock

No sales of common stock took place during the three months ended March 31, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Item 2 and the March 31, 2009 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited financial statements and elsewhere in the Company's annual audited financial statements for the period ended December 31, 2008.

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

The following should be read in conjunction with our annual audited financial statements for the period ended December 31, 2008.

The following is a summary of our financial results and condition for the three months ended March 31, 2009 and 2008.

Results of Operations

Revenues - For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, revenue decreased from $78,155 to $35,592, an decrease of $42,563. The decrease in revenue was due to a decrease in the number of horses owned and, the number of races won.

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

Operating Expenses - For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, cost of revenues (livestock expenses) decreased from $140,864 to $57,431 an decrease of $83,433. The decrease in cost of revenues was due primarily to the decrease in number of horses owned. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, total operating expenses increased from $209,823 to $255,721. Operating expense changes were due primarily to the sale of horses and the loss recognized from the  disposition of these horses.

Loss from Operations - For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, loss from operations increased from $131,668 to $220,129, an increase of $88,461. This increase was primarily due to the loss on disposition of livestock. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, general and administrative expenses increased slightly from $33,173 to $35,990.

Net Income/Loss - For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, net income decreased from a gain of $286,982 to a loss of $255,935, primarily due to the gain recognized from the cancellation of certain debt in 2008.

Liquidity

As of March 31, 2009, the Company's cash position was $37,115. Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Halter  a note executed on December 31, 2004. Under said note, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31 2009, although Mrs. Halter has orally committed that the note will not be called before December 31, 2010. Such extension is not a binding obligation, and repayment may be demanded before March 31, 2010. Until December 31, 2009 the Company's management will strive to build a horse racing business that is self-sustaining. Total advances under the note to the Company are limited to $2,250,000. Cumulative advances under the note were $2,051,727 through March 31, 2009. We estimate the continuing costs of being a public company to be $18,000 during 2009. These costs are being paid from revenues generated from the Company's operations.

Capital Expenditures and Future Obligations

The Company's capital expenditures in previous years have been made almost exclusively to acquire thoroughbreds for racing and breeding purposes.  Management expects this trend to continue.

The Company has no planned significant future purchase commitments other than to increase its livestock holdings as deemed necessary. Other future obligations consist of certain related party advances and a note which are payable on demand after March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and short and long-term borrowing obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash quivalents.

Item 4T. Controls and Procedures.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits

31.1	Certification by CEO and CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO pursuant to 18 USC Section 1350as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2009

MILLENNIA, INC.

By: /s/ Kevin B. Halter
Kevin B. Halter, President