Form 10-Q
period 2009-06-30
MILLENNIA INC
filed 2009-07-27
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 22, 2009, registrant had outstanding 2,337,837 shares of common stock.

Millennia, Inc.

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2009

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MILLENNIA, INC.

Consolidated Balance Sheets

	June 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Current asset:
Cash	$3,853	$46,337

Livestock, net	113,959	313,633

Total assets	$117,812	359,970

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$297,043	$274,813
Accrued interest	541,029	469,523

Total current liabilities	838,072	744,336

Note payable to related party	402,250	400,000
Due to related party	2,047,227	2,043,984

Total liabilities	3,287,549	3,188,320

Stockholders' deficit:
Preferred stock - $0.001 par value
50,000,000 shares authorized; no
shares issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,337,837 shares issued and outstanding	2,338	2,338
Additional paid-in capital	6,024,341	6,024,341
Accumulated deficit	(9,196,416)	(8,855,029)

Total stockholders' deficit	(3,169,737)	(2,828,350)

Total liabilities and stockholders' deficit	$117,812	$359,970

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Purses	$3,821	$72,569	$39,413	$150,724

Operating expenses:
Livestock expenses	24,189	147,672	81,620	288,536
General and administrative	20,509	22,895	56,499	56,068
Depreciation expense	8,875	36,215	31,208	67,501
Loss on disposition of livestock	--	18,675	139,967	23,175

	53,573	225,457	309,294	435,280

Operating loss	(49,752)	(152,888)	(269,881)	(284,556)

Other income (expense):
Interest expense – related party	(35,700)	(35,674)	(71,506)	(69,238)
Gain on cancellation of debt	--	--	--	452,214

Total other income (expense)	(35,700)	(35,674)	(71,506)	382,976

Income (loss) before provision for income taxes	(85,452)	(188,562)	(341,387)	98,420
Provision for income taxes	--	--	--	--

Net income (loss)	$(85,452)	$(188,562)	$(341,387)	$98,420

Basic and diluted loss per share	$(0.04)	$(0.08)	$(0.15)	$(0.04)

Weighted average number of shares
outstanding - basic and diluted	2,337,837	2,337,837	2,337,837	2,337,837

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(341,387)	$98,420
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation31,20867,501
Gain on cancellation of debt	--	(452,214)
Loss on disposition of livestock	139,967	23,175
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	22,229	178,962
Accrued interest	71,506	69,238

Net cash used in operating activities	(76,477)	(14,918)

Cash flows from investing activities:
Purchase of livestock	--	(212,782)
Proceeds from disposition of livestock	28,500	56,000

Net cash used in investing activities	28,500	(156,782)

Cash flows from financing activities:
Funds advanced from (paid to) related party	5,493	69,238

Net cash provided by (used in) financing activities	5,493	69,238

Net decrease in cash	(42,484)	(102,462)

Cash at beginning of period	46,337	203,664

Cash at end of period	$3,853	$101,202

Supplemental disclosures of cash flow information:
Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

Interim financial data presented herein are unaudited but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

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

Impairment of long-lived assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis or impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2009, the Company does not believe that any impairment has occurred.

Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At June 30, 2009 and 2008 there were no common stock equivalents outstanding.

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

Recent Accounting Pronouncements

FASB 161

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,250,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At June 30, 2009 and 2008, the Company has accrued approximately $541,029 and $469,523, respectively in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of approximately $71,506 and $69,238 for the period ended June 30, 2009 and 2008 in the accompanying consolidated statements of operations.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $18,000 for each of the periods ended June 30, 2009 and 2008. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

Sale of common stock

No sales of common stock took place during the three months ended June 30, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 and the June 30, 2009 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

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

The following is a summary of our financial results and condition for the three months and six months ended June 30, 2009 and 2008.

Results of Operations

Revenues - For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, revenues decreased from $150,724 to $39,413, a decrease of $111,311. The decrease in revenue was due to a decrease in the number of horses owned and, the number of races won.

Operating Expenses - For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, cost of revenues (livestock expenses) decreased from $288,536 to $81,620 a decrease of $206,916. The decrease in cost of revenues was due primarily to the decrease in number of horses owned. For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, total operating expenses decreased from $435,280 to $309,294. Operating expense changes were due primarily to the sale of horses and the loss recognized from the disposition of these horses.

Loss from Operations - For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, loss from operations decreased from $(284,556) to $(269,881), a decrease of $14,675. This decrease was primarily due to the decrease in livestock expenses due to the sale of horses. For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, general and administrative expenses increased slightly from $56,068 to $56,499.

Net Income/Loss - For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, net income decreased from a gain of $94,420 to a loss of $(341,387). The prior year’s income was primarily due to the gain recognized from the cancellation of certain debt in 2008.

Liquidity

As of June 30, 2009, the Company's cash position was $3,853. Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Halter  as per a note executed on December 31, 2004. Under said note, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31 2009, although Mrs. Halter has orally committed that the note will not be called before December 31, 2010. Such extension is not a binding obligation, and repayment may be demanded before March 31, 2010.  Total advances under the note to the Company are limited to $2,250,000. Cumulative advances under the note were $2,047,227 through June 30, 2009. We estimate the continuing costs of being a public company to be $23,000 during 2009. These costs are being paid from revenues generated from the Company's operations and/or sale of livestock.

Capital Expenditures and Future Obligations

The Company's capital expenditures in previous years have been made almost exclusively to acquire thoroughbreds for racing and breeding purposes.  Management expects this trend to continue.

The Company has no planned significant future purchase commitments. Other future obligations consist of certain related party advances and a note which are payable on demand after March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

None

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

Date: July 27, 2009

MILLENNIA, INC.

By: /s/ Kevin B. Halter
Kevin B. Halter, President