Form 10-Q
period 2009-09-30
MILLENNIA INC
filed 2009-10-26
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 22, 2009, registrant had outstanding 2,337,837 shares of common stock.

Millennia, Inc.

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2009

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MILLENNIA, INC.

Consolidated Balance Sheets

	September 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Current asset:
Cash	$14,165	$46,337

Livestock, net	105,084	313,633

Total assets	$119,249	359,970

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$315,375	$274,813
Accrued interest	576,852	469,523

Total current liabilities	892,227	744,336

Note payable to related party	402,250	400,000
Due to related party	2,070,277	2,043,984

Total liabilities	3,364,754	3,188,320

Stockholders' deficit:
Preferred stock - $0.001 par value
50,000,000 shares authorized; no
shares issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,337,837 shares issued and outstanding	2,338	2,338
Additional paid-in capital	6,024,341	6,024,341
Accumulated deficit	(9,272,184)	(8,855,029)

Total stockholders' deficit	(3,245,505)	(2,828,350)

Total liabilities and stockholders' deficit	$119,249	$359,970

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.

Consolidated Statements of Operations

	For the three months ended September		For the nine months ended September
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Purses	$16,742	$122,249	$56,155	$272,973

Operating expenses:
Livestock expenses	27,584	137,077	109,204	425,613
General and administrative	20,228	28,011	76,727	84,080
Depreciation expense	8,875	31,336	40,083	98,837
Loss on disposition of livestock	--	66,771	139,967	89,946

	56,687	263,195	365,981	698,476

Operating loss	(39,945)	(140,946)	(309,826)	(425,503)

Other income (expense):
Interest expense – related party	(35,823)	(37,049)	(107,329)	(106,287)
Gain on cancellation of debt	--	--	--	452,214

Total other income (expense)	(35,823)	(37,049)	(107,329)	345,927

Income (loss) before provision for income taxes	(75,768)	(177,995)	(417,155)	(79,576)
Provision for income taxes	--	--	--	--

Net income (loss)	$(75,768)	$(177,945)	$(417,155)	$(79,576)

Basic and diluted loss per share	$(0.03)	$(0.08)	$(0.18)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	2,337,837	2,337,837	2,337,837	2,337,837

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(417,155)	$(79,576)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	40,083	98,837
Gain on cancellation of debt	--	(452,214)
Loss on disposition of livestock	139,967	89,946
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	40,561	52,703
Accrued interest	107,329	106,287

Net cash used in operating activities	(89,215)	(184,017)

Cash flows from investing activities:
Purchase of livestock	--	(212,782)
Proceeds from disposition of livestock	28,500	56,600

Net cash used in investing activities	28,500	(156,182)

Cash flows from financing activities:
Funds advanced from (paid to) related party	28,543	218,098

Net cash provided by (used in) financing activities	28,543	218,098

Net decrease in cash	(32,172)	(122,101)

Cash at beginning of period	46,337	203,664

Cash at end of period	$14,165	$81,563

Supplemental disclosures of cash flow information:
Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

Impairment of long-lived assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis or impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2009, the Company does not believe that any impairment has occurred.

Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At September 30, 2009 and 2008 there were no common stock equivalents outstanding.

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

Recent Accounting Pronouncements

FASB 161

In March 2008, the FASB issued in accordance with professional standards a standard with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,250,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At September 30, 2009 and 2008, the Company has accrued $576,852 and $436,611, respectively in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of $107,329 and $106,287 for the nine months ended September 30, 2009 and 2008 in the accompanying consolidated statements of operations.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $18,000 for each of the quarterly periods ended September 30, 2009 and 2008. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

Sale of common stock

No sales of common stock took place during the three months ended September 30, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 and the September 30, 2009 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

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

The following is a summary of our financial results and condition for the three months and nine months ended September 30, 2009 and 2008.

Results of Operations

Nine Months ended September 30, 2009 compared to the nine months ended September 30, 2008:

Revenues - For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, revenues decreased from $272,973 to $56,155, a decrease of $216,818. The decrease in revenue was due to a decrease in the number of horses owned and, the number of races won.

Operating Expenses - For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, cost of revenues (livestock expenses) decreased from $425,613 to $109,204 a decrease of $316,409. The decrease in cost of revenues was due primarily to the decrease in number of horses owned. For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, total operating expenses decreased from $698,476 to $365,981. Operating expense changes were due primarily to the sale of horses and the decrease in livestock expenses associated with these horses. Also included in operating expenses is the loss on the sale of these horses.

Loss from Operations - For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, loss from operations decreased from $425,503 to $309,826, a decrease of $115,677. This decrease was primarily due to the decrease in livestock expenses due to the sale of horses. For the nine months ended September 30, 2009 compared to the nine months ended June 30, 2008, general and administrative expenses decreased from $84,080 to $76,727.

Net Income/Loss - For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, net loss increased from a loss of $79,576 to a loss of $417,155. The prior year’s income included a $452,214 gain recognized from the cancellation of certain debt in 2008.

Three Months ended September 30, 2009 compared to the three months ended September 30, 2008:

Revenues - For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, revenues decreased from $122,249 to $16,742, a decrease of $105,507. The decrease in revenue was due to a decrease in the number of horses owned and, the number of races won.

Operating Expenses - For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, cost of revenues (livestock expenses) decreased from $137,077 to $27,584 a decrease of $109,493. The decrease in cost of revenues was due primarily to the decrease in number of horses owned. For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, total operating expenses decreased from $263,195 to $56,687. Operating expense changes were due primarily to the sale of horses and the decrease in livestock expenses associated with these horses. Also included in operating expenses is the loss on the sale of these horses.

Loss from Operations - For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, loss from operations decreased from $140,946 to $39,945, a decrease of $101,001. This decrease was primarily due to the decrease in livestock expenses due to the sale of horses. For the three months ended September 30, 2009 compared to the three months ended June 30, 2008, general and administrative expenses decreased from $28,011 to $20,228.

Net Income/Loss - For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, the net loss decreased from a loss of $177,995 to a loss of $75,768. This increase was due to the decrease in livestock expense. There was also no sale of livestock during the three months ended September 30, 2009, however there was a loss of $66,771 from the sale of livestock during the three months ended September 30, 2008. .

Liquidity

As of September 30, 2009, the Company's cash position was $14,165. Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Halter as per a note executed on December 31, 2004. Under said note, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31 2010, although Mrs. Halter has orally committed that the note will not be called before December 31, 2010. Such extension is not a binding obligation, and repayment may be demanded before March 31, 2010. Until December 31, 2009 the Company's management will strive to build a horse racing business that is self-sustaining. Total advances under the note to the Company are limited to $2,250,000. Cumulative advances under the note were $2,070,277 through September 30, 2009. We estimate the continuing costs of being a public company to be $25,000 during 2009. These costs are being paid from revenues generated from the Company's operations and/or sale of livestock.

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

Date: October 26, 2009

MILLENNIA, INC.

By: /s/ Kevin B. Halter
Kevin B. Halter, President