Form 10-K
period 2009-12-31
MILLENNIA INC
filed 2010-02-18
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

At February 15, 2010, the registrant had outstanding 2,337,837 shares of common stock, par value $.001

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

From November 1998 to January 2005, the Company had no business operations. In January 2005 it acquired 100% of the common stock of Thoroughbreds, Inc.,"Thoroughbreds"), which became a wholly owned subsidiary of the Company and recommenced operations.

In reactivating the Company, management sought a business that it was highly familiar with and did not have to rely on the expertise of others and also which presented an opportunity to increase shareholder value if successful. Kevin B. Halter and Pam Halter have been involved in the thoroughbred industry for over 28 years.

In the event that we are unable to accomplish our goals and have to cease operations of the Company, we have no other plans than to become once again a dormant corporation. However, Pam Halter has agreed to loan up to $2,750,000 to the Company to fund its business plans. Such commitment is in the form of a promissory note issued on December 31, 2004 and amended on December 31, 2009. Cumulative advances under such note were $1,977,234.23 through December 31, 2009, with associated accumulated interest of $494,670.42. Such note is payable upon demand or after March 31, 2009, although Ms. Halter has committed that no demand will be made for repayment prior to April 1, 2011, and the full amount of the note will be available to the Company until that date.

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

Thoroughbreds' primary business is to develop young horses that may have the potential of becoming outstanding race horses and thus increase in value in addition to the purse revenues they generate. We strive to purchase horses whose sires and dams were winners at stakes races. The increase in the value of a horse occurs when it gains success in the races it enters. Such value is manifested in the price for which it can be sold and in the revenue it can produce as a broodmare or as a stallion. Young, unraced or lightly-raced horses create an interesting business opportunity, since no one really knows their true potential until they start their career at the track. Some horses develop earlier than others, and some do not show their best potential until they mature. Accordingly, not until they actually start racing does one know their true talent and true potential. Horses with excellent pedigree will always have a value whether they race or not as they can always be used as broodmares or studs. Defining "excellent pedigree" implies that the bloodline of a horse showsthat the parentage is from successful race horses with equally good bloodlines.

To accomplish our goals, we buy yearlings and two year olds at various auctions.  These horses have never raced, and their potential success and value are unknown.

All thoroughbred horses have common birthdays on January 1, regardless when they are born. Thoroughbred horses are bred to be born anywhere from January to June.   So if a horse is born in June, it is considered a late foal. If it is born in January, it is considered an early foal. An early foal is preferred over a late foal, since a horse born in June will officially be one year old on January 1, when in reality it is only six months old. Horses are called weanlings until they reach the age of one, they are then called yearlings until they reach the age of two. We do not buy weanlings because of the cost of upkeep and the time delay until they can begin training.  During 2009, we owned a total of 9 thoroughbred horses. As of December 31, 2009, we owned 1 horse.

The value of horses increases or decreases based upon their performance at the track, their pedigree and their upside potential. The business plan of Thoroughbreds has been to own approximately 5-8 two year olds each year who will start their racing career with us and hopefully turn out to be top performers and money winners. We concentrate on acquiring horses with good pedigrees, whose sires and/or dams were winners of stakes races or stakes producers (offspring of the dam) and have done well financially in their careers, meaning that we try to acquire horses whose sire has been a stakes race winner and has recorded purses of $1 million or more, and whose dam has also been a stake races winner. Like all owners, we strive to have horses good enough to compete in the upper level of the racing world, in races such as the Kentucky Derby, Belmont Stakes, and the Preakness Stakes, in addition to the Breeders' Cup races. If a horse can come in first, second, or third in any one of these races, its value increases dramatically. If it is a colt, after its racing career is over he can become a high demand sire and generate substantial income. If it is a filly, then her value as a broodmare could increase significantly.

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

In order to participate in the Triple Crown races (Kentucky Derby, Preakness Stakes and Belmont Stakes) a horse has to be nominated by a set deadline each year during the month of January of the year the event is held. A nomination fee of $600 has to be paid for each horse. Only three-year old thoroughbred horses are eligible to participate in the Triple Crown races. Two of our three-year olds have been nominated. (See the list below). Nominated horses are ranked by each track according to the lifetime winnings, eliminating all but the most successful horses nominated.

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

There are several different types of races. Stakes races are intended to attract the best horses; they usually carry higher purses. Allowance races are best regarded as a non-claiming event (horses that are not for sale) intended for horses not yet ready for stakes competition. Claiming races, which represent approximately 70% of all races, are intended for horses that are for sale at a specified claiming price. Claiming prices are used to guarantee the quality of the competition will be relatively even. Purses for claiming races are lower than those for stakes races, and range from a low of $3,000 to as much as $50,000 depending on the track, the conditions of entry and the claiming price.  For example, maiden races are for horses that have never won a race, and all horses usually start in a maiden race the first time out. Purses at allowance races are higher than those for claiming races, and may range from $10,000 to $50,000. Purses at stakes races are higher and may start at a low of $15,000 to $25,000 for races at smaller tracks. Purses can range to $100,000 for races at larger tracks, and a few very high-end events (such as the Dubai World Cup)  can offer purses of several million dollars.

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
Fillies can enter and run against male horses, but male horses cannot enter filly/mare races. Accordingly we chose races into which we enter our horses based upon what we feel will give our horses the best chance to win. Some horses like turf racing, some don't. Some do well on a sloppy track, some don't. Some horses prefer going route races (mile or over), while some prefer shorterdistances.

As of December 31, 2009, we owned the following horse:

Notes:	(1)	after the name of the horse in parenthesis is the name of the sire followed by the name of the dam (mother).
	(2)	BC designates that the horse is eligible for the Breeders' Cup races.
	(3)	TC designates that the horse is eligible for the Triple Crown races.
	(4)	complete race records indicate number of life time starts, number of first, second and third place finishes and also total lifetime earnings (as of March 28, 2008).
	(5)	homebred designates a horse that was born from one of our own mares, thus no purchase price is shown. Currently we no longer own any mares.

3 yr old Filly – ANGEL IN HEAVEN (Smart Strike/Presumed Innocent)

Florida bred – BC purchase price $110,000

11-4-0-1 $54,165

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

Male horses also present earning opportunities as studs if they can win substantial races during their career. Substantial races are defined as Graded Stakes Races, Breeders' Cup races and Triple Crown races. According to the industry bible, The Blood-Horse Stallion Register (www.stallionregister.com) there are currently 16 sires that charge $100,000 or more as stud fee, and usually cover around 100 mares each year. Currently there are 3 sires who have stud fee of $300,000 per mare, translating into an income in excess of $30 million per year for the owners of said horses. On the lower side of the spectrum, there are currently 16 sires whose fees are $25,000, 15 sires whose fees are $30,000, 7 sires whose fees are $35,000, 11 sires whose fees are $40,000, 9 sires whose fees are $50,000, 4 sires whose fees are $60,000, four sires whose fees are $75,000 and 2 sires whose fees are $80,000. Complete information on current stallions can be found at wwww.stallionregister.com. We do not own any horses that are currently in stud service.

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

The following is the range of high and low bid of the Company's common stock quoted in the OTCBB. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and maynot necessarily represent actual transactions.

	2007	2008	2009

First Quarter	.55 - 1.00	3.00 - 3.50	1.50 - 2.85
Second Quarter	.55 - 1.00	3.55 - 4.65	1.75 - 3.25
Third Quarter	.55 - 2.00	3.55 - 5.75	1.25 - 1.75
Fourth Quarter	.33 - 3.50	2.75 - 5.00	0.10 - 1.85

On November 15, 2007, the company effected a 3 for 1 forward split of its stock, in form of a stock dividend to its shareholders. The share prices listed in the table above reflect retroactively the price of the stock based upon the forward split.

Holders

As of January 28, 2010, the approximate number of shareholders of record of our common stock is 221.

Dividends

We have never paid any cash dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

Summary Financial Data

Balance Sheet Data	Year Ended December 31

Assets	2009	2008

Cash	$2,578	46,337
Horses	70,583	313,633
	$73,161	359,970
Liabilities
Current liabilities	3,447	20,813
Current liabilities – due to related party	938,670	723,523
Due to related party	2,453,427	2,443,984
	3,395,544	3,188,320
Stockholders’ deficit	(3,322,383)	(2,828,350)
	$73,161	$359,970

Operating Data

	Year Ended December 31,

	2009	2008

Revenues	$89,724	$353,099

Other income (loss)	$(143,145)	$313,724
Livestock expense	$128,270	$511,199
Other expense	$312,342	$376,260
Net loss	$(494,033)	$(220,636)
Loss per share	$(0.21)	$(0.09)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

From November 1998 to January 2005, the Company had no business operations. In January 2005 it acquired 100% of the common stock of Thoroughbreds, Inc.,"Thoroughbreds"), which became a wholly owned subsidiary of the Company andrecommenced operations.

Results of Operations

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Revenues. Revenues decreased $263,375 from $353,099 in 2008 to $89,724 in2009. This decrease in mainly due to less purses won in 2009 due to fewer horses owned by the Company. All revenues were derived from purses paid in races in which our horses were entered. Revenues are spread throughout the year,and there is little seasonal fluctuation.

Operating Expenses. Operating expenses decreased by $446,847 from $887,459 to $440,612. This decrease is mainly attributable to a lesser number of horses owned in 2009 and the lesser number of horses disposed of in 2009 then the previous year.  General and administrative costs include management fees of $72,000 in 2009 and $72,000 in 2008 incurred and payable to Halter Capital Corporation.

Loss from Operations. Operating loss decreased by $183,472 from $534,360 in 2008 to $350,888 in 2009. This decrease is mainly attributable to the lesser number of horses owned in 2009.

Other Income. Other income decreased $452,214, from $452,214 in 2008 to $-0- in 2009.  This decrease was due to expired debt being recognized as income in 2008.

Net Loss. The Company's net loss for 2009 was $494,033 ($0.21 per share) compared to $220,636 ($0.09 per share) in 2008. Interest expense for loans provided to the company from management was $143,145 in 2009 compared to $138,940 in 2008.

Liquidity. As of December 31, 2009, the Company’s cash position was $2,578.  Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Halter under the December 31, 2004 note discussed below. In connection with the acquisition of Thoroughbreds, Inc., Millennia issued a note to Mrs. Halter in the amount of $400,000. The note bears interest at 6% and is due on demand after March 31, 2009.  Interest associated with the note amounting to $118,000 has been accrued through December 31, 2009. Interest expense of $24,000 has been recorded as interest expense in each of the years ended December 31, 2009 and 2008.

Pursuant to a certain promissory note executed on December 31, 2004, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31, 2009, although Mrs. Halter has committed that the note will not be called before April 1, 2011.

Through the year ended December 31, 2004 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Total advances under the note to the Company are limited to $2,750,000.  Cumulative advances under the note were $2,471,905, comprised of $1,977,235 of principal and $494,670 of interest through December 31, 2009. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At December 31, 2009 and 2008, the Company has accrued $494,670 and $375,523 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements.  The Company recognized corresponding interest expense of $119,147 and $115,200 in the years ended December 31, 2009 and 2008 in the accompanying consolidated statements of operations. This note became payable upon demand or on March 31, 2009, although Mrs. Halter has advised the Company that no demand will be made before April 1, 2011.  Company's management will strive to build a horse racing business that is self-sustaining.

The Company has no off-balance sheet arrangements or other continuing financial commitments.

Our plans for 2010 is to concentrate on racing only at tracks which have good purses and where we have a reasonable chance for financial success. We plan to claim (purchase) a few horses and if they are successful, to increase the number of horses owned. The financing of the purchases will be undertaken by additional loans from Pam Halter. There is no assurance that this plan will succeed.

ITEM 8.   FINANCIAL STATEMENTS

The financial statements required by this item begin at Page F-1 hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Millennia Inc’s principal executive officer is responsible for maintaining the effectiveness of the registrant’s disclosure controls and procedures (as defined in 240.13a-14(c) and 240.15d-14(c)). Based on their evaluation of these controls and procedures as of December 31, 2009 these controls are effective.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the company’s management has concluded that their internal controls over financials reporting may not be effective due to the lack or segregation of duties due to the small size of the company and the limited financial resources. To remedy the matter, the Company plans to use an outside accountant to review their procedures.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The directors and officers of the Company are listed below with information about their respective backgrounds. Directors are elected at each annual meeting of stockholders and hold office until the following annual meeting.

Kevin B. Halter 74 Chairman, President, CEO, CFO and Director
Kevin Halter, Jr. 49 Vice President and Director
Pam J. Halter 55 Secretary and Director

Kevin B. Halter has served as President, Chief Executive Officer and Chairman of the Board of the Company since 1994. He has also been the Chief Financial Officer of the Company since 1998. He has been President of Halter Capital Corporation, a financial consulting and investment firm since 1987. From August 4, 1998 until February 27, 2004 he was President and Director of Millennia Tea Masters, Inc., now known as VoIP, Inc. From February 21, 2006 until April 14, 2006 he was a Director of Rub A Dub Soap, Inc. Mr. Halter has been involved in the Thoroughbred racing industry for over 28 years as an owner and breeder of thoroughbred horses. His expertise is in evaluating horses pedigrees at auctions, and also the selection of horses to claim (purchase) from various races at various race tracks.

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

Ms. Halter has been involved in the thoroughbred racing industry for over 39 years as owner, trainer, breeder and other functions. The Company believes that her expertise lies in her ability developed over years of experience to assess the conformation and body language of horses, which the Company believes to be important considerations when purchasing horses at auctions or claiming (purchasing) horses at race tracks. (There is no formal ceritfication for this expertise.) Horse conformation refers to the correctness of a horse's bone structure, musculature, and its body proportions in relation to each other. Undesirable conformation in a horse can limit its ability to successfully perform as a racehorse. From the body language of a horse, an expert can tell alot about their demeanor and how they will handle themselves.

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

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more that 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Neither the Company nor its subsidiary pay any compensation to its officers and directors and have not paid compensation in any amount or of any kind to its executive officers or directors for the years ended 2008 and 2009. The Company pays management fees to Halter Capital Corporation as described in Item 12. There are no stock options or other derivative securities outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock ownership as of January 28, 2010 by (1) any person (including any group) who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, (3) all executive officers and directors as a group, and (4) all shares that may be acquired by such persons within 60 days.

On such date there were 2,337,837 shares issued and outstanding.

Name and Address	Shares Owned	Percentage

Halter Capital Corporation	1,958,100	83.8
2591 Dallas Parkway, Suite 102
Frisco, TX 75034

Kevin B. Halter	2,121,164	90.8
2591 Dallas Parkway, Suite 102
Frisco, TX 75034

Kevin B. Halter, Jr.	2,099,445	89.8
2591 Dallas Parkway, Suite 102
Frisco, TX 75034

Pam J. Halter	8,100	0.3
2591 Dallas Parkway, Suite 102
Frisco, TX 75034

All officers and directors	2,270,607	97.3
As a group (3) persons

----------------------
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

(4) Owned of record.

(5)Includes 1,958,100 shares owned of record by Halter Capital Corporation ,
166,4 27, shares owned of record by Kevin B. Halter, 141,345 shares owned of record by Kevin B. Halter, Jr. and 8,100 shares owned of record by Pam Halter.

Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kevin Halter, Jr. is the son of Kevin B. Halter; Pam J. Halter is the wife of Kevin B. Halter.

The former stockholder of Thoroughbreds has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand after March 31, 2009. The former stockholder will not demand any repayment of either principal or interest prior to April 1, 2011.

Through the year ended December 31, 2007 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,750,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At December 31, 2009 and 2008, the Company has accrued $494,670 and $375,523 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of $119,147 and $115,200 in the years ended December 31, 2009 and 2008 in the accompanying consolidated statements of operations.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $72,000 and $72,000 in 2009 and 2008, respectively. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

In connection with the acquisition of Thoroughbreds, Inc. as discussed in Note 3 above, Millennia issued a note in the amount of $400,000. The note bears interest at 6% and is due on demand after March 31, 2009. The note holder will not demand any repayment prior to April 1, 2011. Interest associated with the note amounting to $118,000 has been accrued through December 31, 2009. Interest expense of $24,000 has been recorded as interest expense in each of the years ended December 31, 2009 and 2008. The note was issued to the former sole stockholder of Thoroughbreds who is the wife of the principal stockholder and officer of Millennia.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2009, Sherb & Co LLP has billed the Company for the services described below:

Audit Fees. $15,000

ITEM 15. EXHIBITS

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Financial Statements: The financial statements filed as part of this report are listed in the “Index to Financial Statements” on Page F-1 hereof.

	2.	Exhibits required to be filed by Item 601 of Regulation S-B:

(1)	3.1	Articles of Incorporation
(1)	3.2	Bylaws
(1)	10.1	Promissory Note dated January 31, 2005
(1)	10.2	Pledge Agreement dated January 31, 2005
(1)	10.3	Promissory Note dated December 31, 2004
(2)	31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
(2)	32.1	Certification of the Chief Executive Officer under U.S.C. 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
(1) Previously filed as exhibits to Form SB-2, file no. 333-141347

(2) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Frisco, State of Texas, on February 18, 2010.

MILLENNIA, INC.

By:     /s/ Kevin B. Halter
 Kevin B. Halter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Office	Date

/s/ Kevin B. Halter	President, Chief Executive	February 18, 2010
Kevin B. Halter	Officer and Director
(Principal Executive Officer and Principal Financial
and Accounting Officer)

/s/ Pam J. Halter	Secretary and Director	February 18 , 2010
Pam J. Halter

MILLENNIA, INC.

Consolidated Financial Statements

December 31, 2009 and 2008

MILLENNIA, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Millennia, Inc.:

We have audited the accompanying consolidated balance sheets of Millennia, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennia, Inc. as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                 /s/ Sherb & Co., LLP
                Sherb & Co., LLP
                Certified Public Accountants

New York, New York

February 5, 2010

MILLENNIA, INC.

Consolidated Balance Sheets

Assets
	December 31,
	2009	2008
Current assets:
Cash	$2,578	$46,337

Livestock, net	70,583	313,633
Total assets	$73,161	$359,970

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,447	$20,813
Accrued expenses - related party	326,000	$254,000
Accrued interest - related party	612,670	469,523

Total current liabilities	942,117	744,336

Note payable to related party	400,000	400,000
Due to related party	2,053,427	2,043,984

Total liabilities	3,395,544	3,188,320

Stockholders' deficit:
Preferred stock - $0.001 par value
50,000,000 shares authorized; no
shares issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,337,837 shares issued and outstanding	2,338	2,338
Additional paid-in capital	6,024,341	6,024,341
Accumulated deficit	(9,349,062)	(8,855,029)

Total stockholders' deficit	(3,322,383)	(2,828,350)

Total liabilities and stockholders' deficit	$73,161	$359,970

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2009	2008
Revenues:
Purses	$89,724	$353,099

Operating expenses:
Livestock expenses	128,270	511,199
General and administrative ($72,000 related party)	97,792	129,652
Depreciation expense	48,958	127,352
Loss on disposition of livestock	165,592	119,256
	440,612	887,459
Operating loss	(350,888)	(534,360)

Other income (expense):
Other income	--	452,214
Interest expense - related party	(143,145)	(138,490)

Total other income (expense)	(143,145)	313,724

Loss before provision for income taxes	(494,033)	(220,636)

Provision for income taxes	--	--

Net loss	$(494,033)	$(220,636)

Basic and diluted loss per share	$(0.21)	$(0.09)

Weighted average number of shares
outstanding - basic and diluted	2,337,837	2,337,837

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Stockholders' Deficit

Years ended December 31, 2009 and 2008

	Common Stock		Additional
	Number of		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances at December 31, 2007	2,237,837	$2,338	$6,024,341	$(8,634,393)	$(2,607,714)

Net loss	--	--	--	(220,636)	(220,636)

Balances at December 31, 2008	2,337,837	2,338	6,024,341	(8,855,029)	(2,828,350)

Net loss	--	--	--	(494,033)	(494,033)

Balances at December 31, 2009	2,337,837	$2,338	$6,024,341	$(9,349,062)	$(3,322,383)

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(494,033)	$(220,636)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	48,958	127,352
Loss on disposition of livestock	165,592	119,256
Changes in operating assets and liabilities:
Accounts payable	(271,366)	(394,916)
Accrued epxenses - related party	326,000	--
Accrued interest - related party	143,147	139,199

Net cash used in operating activities	(81,702)	(229,745)

Cash flows from investing activities:
Purchase of livestock	--	(212,780)
Proceeds from disposition of livestock	28,500	118,300

Net cash provided by (used in) investing activities	28,500	(94,480)

Cash flows from financing activities:
Funds advanced from related party	9,443	166,898

Net cash provided by financing activities	9,443	166,898

Net decrease in cash	(43,759)	(157,327)

Cash at beginning of year	46,337	203,664

Cash at end of year	$2,578	$46,337

Supplemental disclosures of cash flow information:
Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(1)    Organization and Description of Business

Millennia, Inc. (Millennia Delaware) was originally formed as a Delaware corporation which subsequently owned several subsidiaries that were involved in a variety of business ventures through 1999.

On February 23, 2005, pursuant to a certain merger agreement, Millennia Delaware merged into Millennia, Inc., a corporate entity organized and formed under the laws of the state of Nevada. Prior to the merger the Nevada corporation did not have any operations and was formed solely for the purpose of perpetuating the interest of Millennia Delaware as a Nevada corporation. As such, all of the stockholders of Millennia Delaware retained an equal interest in the common stock of the Nevada corporation. In accordance with the provisions of the merger agreement, the Nevada corporation was designated as the surviving entity and is hereinafter referred to as Millennia, Inc. (Millennia). The effect of the merger and exchange of shares has been given retroactive effect in the accompanying consolidated financial statements.

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

(2)   Summary of Significant Accounting Policies – (Continued)

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

  (g)    Advertising Expenses

Advertising and marketing expenses are charged to operations as incurred. There were no advertising and marketing expenses incurred during the years ended December 31, 2009 and 2008.

 (h)    Asset Impairment

The recoverability of livestock and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of livestock and other long-lived assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes.

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

MILLENNIA, INC.

Notes to Consolidated Financial Statements

  (j)   Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At December 31, 2009 and 2008 there were no common stock equivalents outstanding.

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

(4)  Note Payable

In connection with the acquisition of Thoroughbreds, Inc. as discussed in Note 3 above, Millennia issued a note in the amount of $400,000. The note bears interest at 6% and is due on demand after March 31, 2011. Interest associated with the note amounting to $94,000 has been accrued through December 31, 2009. Interest expense of $24,000 has been recorded as interest expense in each of the years ended December 31, 2009 and 2008. The note was issued to the former sole stockholder of Thoroughbreds who is the wife of the principal stockholder and officer of Millennia.

(5)    Related Party Transactions

The former stockholder of Thoroughbreds has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand after March 31, 2011.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

The advances received (paid) by the Company, from the former stockholder of Thoroughbreds, through December 31, 2009 are included in the following schedule:

Year ended December 31,
2002	$ 2,600
2003	312,502
2004	421,154
2005	560,895
2006	528,535
2007	51,400
2008	155,699
2009	(3,050)
Sub Total	2,029,735
23,692
Total due to related parties	$2,053,427

Through the year ended December 31, 2004 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,750,000. In addition, commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At December 31, 2009 and 2008, the Company has accrued $494,670 and $375,523 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of $119,147 and $115,199 in the years ended December 31, 2009 and 2008 in the accompanying consolidated statements of operations.

In addition to the advances discussed above, other due from related parties totaled $23,692.

The principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $72,000 and $72,000 in 2009 and 2008, respectively. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(6)   Livestock

Livestock at December 31, 2009 and 2008 consists of the following:

	2009	2008
Horses	$110,000	$475,650
Accumulated depreciation	(39,417)	(162,017)
	$70,583	$313,633

Depreciation expense was $48,958 and $127,352 for the years ended December 31, 2009 and 2008, respectively.

(7)    Income Taxes

As of December 31, 2009, the Company has net operating loss carryforwards of approximately $4,217,000 to offset future taxable income. These carryforwards expire at various times through 2029. Pursuant to Internal Revenue Code Section 352 certain changes in stock ownership could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

The Company’s income tax expense (benefit) for the year ended December 31, 2009 and 2008 differ from the statutory federal rate of 35% as follows:

	2009	2008
Federal tax (benefit)	$(172,000)	$(77,000)
Increase in valuation allowance	172,000	77,000
Income tax expense (benefit)	$--	$--

Temporary differences, consisting primarily of net operating loss carryforwards give rise to deferred tax assets at December 31, 2009 and 2008 as follows:

	2009	2008
Deferred tax assets
Net operating loss carryforwards	1,476,000	$1,303,000
Less valuation allowance	(1,476,000)	(1,303,000)
Net deferred tax asset	$--	$--

The Valuation allowance increased by $172,000 in 2009.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(8)   Extinguishment of Debt

During the year ended December 31, 2008, $452,214 of debt which was over 10 years old, expired and was recognized as other income on the Company’s financial statements.