Form 10-Q
period 2010-03-31
MILLENNIA INC
filed 2010-04-20
CIK 814920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 15, 2010, registrant had outstanding 2,337,837 shares of common stock.

Millennia, Inc.

Quarterly Report on Form 10-Q
 Quarter Ended September 30, 2009

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
MILLENNIA, INC.
Consolidated Balance Sheets

	March 31,
	2010	December 31,
	(Unaudited)	2009
Assets
Current asset:
Cash	$67	$2,578

Livestock, net	--	70,583

Total assets	$67	73,161

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$341,000	$329,447
Accrued interest	648,190	612,670

Total current liabilities	989,190	942,117

Note payable to related party	400,000	400,000
Due to related party	2,052,286	2,053,427

Total liabilities	3,441,476	3,395,544

Stockholders' deficit:
Preferred stock - $0.001 par value
50,000,000 shares authorized; no
shares issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,337,837 shares issued and outstanding	2,338	2,338
Additional paid-in capital	6,024,341	6,024,341
Accumulated deficit	(9,468,088)	(9,349,062)

Total stockholders' deficit	(3,441,409)	(3,322,383)

Total liabilities and stockholders' deficit	$67	$73,161

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
Consolidated Statements of Operations

	For the three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Purses	$11,200	$35,592

Operating expenses:
Livestock expenses	3,547	57,431
General and administrative	33,077	35,990
Depreciation expense	5,500	22,333
Loss on disposition of livestock	52,583	139,967

	94,707	255,721

Operating loss	(83,507)	(220,129)

Other income (expense):
Interest expense – related party	(35,519)	(35,806)

Total other income (expense)	(35,519)	(35,806)

Loss before provision for income taxes	(119,026)	(255,935)
Provision for income taxes	--	--

Net Loss	$(119,026)	$(255,935)

Basic and diluted loss per share	$(0.05)	$(0.11)

Weighted average number of shares
outstanding - basic and diluted	2,337,837	2,337,837

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(119,026)	$(255,935)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,500	22,333
Loss on disposition of livestock	52,583	139,967
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,553	12,364
Accrued interest	35,520	35,806

Net cash used in operating activities	(13,870)	(45,465)

Cash flows from investing activities:
Proceeds from disposition of livestock	12,500	28,500

Net cash provided by investing activities	12,500	28,500

Cash flows from financing activities:
Funds advanced from (paid to) related party	(1,141)	7,743

Net cash provided by (used in) financing activities	(1,141)	7,743

Net decrease in cash	(2,511)	(9,222)

Cash at beginning of period	2,578	46,337

Cash at end of period	$67	$37,115

Supplemental disclosures of cash flow information:
Cash paid for interest	$--	--

Cash paid for income taxes	$--	--

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
 March 31, 2010
 (Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the period ended December 31, 2009.

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

From November 1998 to January 2005, the Company had no business operations. In January 2005 it acquired 100% of the common stock of Thoroughbreds, Inc. "Thoroughbreds"), which became a wholly owned subsidiary of the Company and recommenced operations.

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

2)  Summary of Significant Accounting Policies

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

(d)    Revenue Recognition

The Company recognizes revenue upon final settlement of sales transactions of its livestock, which generally occur at livestock auctions and claim races. The revenue and costs of revenue from the sale of livestock is recognized on a specific identification basis. Revenue from racing activities is recognized at the conclusion of the racing event.

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

 (h)    Asset Impairment

The recoverability of livestock and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered, and if the carrying value of livestock and other long-lived assets is not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes.

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

  (j)   Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At March 31, 2010 and 2009 there were no common stock equivalents outstanding.

  (k)   Recently Issued Accounting Pronouncements

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of March 31, 2010 other than additional disclosure.

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009. The guidance is intended to establish general standards for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively. We adopted this guidance effective for the quarter ended September 30, 2009. The adoption of this guidance had no impact on our financial statements as March 31, 2010, other than the additional disclosure.

In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification. The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises’ involvement with variable interest entities (VIE’s). The guidance is effective beginning on January 1, 2010. We do not expect the adoption of this guidance to have an impact on our financial statements.

In August 2009, the FASB issued guidance for, “Measuring Liabilities at Fair Value” (ASU 2009-05) ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities a fair value. ASU 2009-05 was effective for us for the reporting period ending December 31, 2009. We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

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

(4)  Note Payable

In connection with the acquisition of Thoroughbreds, Inc. as discussed in Note 3 above, Millennia issued a note in the amount of $400,000. The note bears interest at 6% and is due on demand after March 31, 2011. Interest associated with the note amounting to $124,000 has been accrued through March 31, 2010. Interest expense of $6,000 has been recorded for each of the three months ended March 31, 2010 and 2009 . The note was issued to the former sole stockholder of Thoroughbreds who is the wife of the principal stockholder and officer of Millennia.

(5)  Related Party Transactions

Pam Halter, the former stockholder of Thoroughbreds has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand after March 31, 2011.

Through the year ended December 31, 2004 the advances made to the Company were non-interest bearing and due on demand. Accordingly, no interest expense was accrued on the advances through that date.

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,750,000. In addition,  commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At March 31, 2010 advances associated with this agreement amounted to $1,958,734. At March 31, 2010 and 2009, the Company has accrued $524,190 and $405,329 in interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of $25,520 and $29,806 for the three months ended March 31, 2010 and 2009 in the accompanying consolidated statements of operations.

In addition to the advances discussed above, other amounts due from related parties totaled $93,552.

Kevin B. Halter, the principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $15,000 and $18,000 for the three months ended March 31, 2010 and 2009, respectively. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

(6) Sale of common stock

No sales of common stock took place during the three months ended March 31, 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 and the March 31, 2010 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited financial statements and elsewhere in the Company's annual audited financial statements for the period ended December 31, 2009.

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

The following should be read in conjunction with our annual audited financial statements for the period ended December 31, 2009.

The following is a summary of our financial results and condition for the three months ended March 31, 2010.

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009:

Revenues - For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, revenues decreased from $35,592 to $11,200, a decrease of $24,392. The decrease in revenue was due to a decrease in the number of horses owned and, the number of races won.

Operating Expenses - For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, cost of revenues (livestock expenses) decreased from $57,431 to $3,547 a decrease of $53,884. The decrease in cost of revenues was due primarily to the decrease in number of horses owned. For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, total operating expenses decreased from $255,721 to $94,707. Operating expense changes were due primarily to the sale of horses and the decrease in livestock expenses associated with these horses.  Also included in operating expenses is the loss on the sale of these horses.

Loss from Operations - For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, loss from operations decreased from a $220,129 loss to an $83,507 loss, a decrease of $126,622. This decrease was primarily due to the decrease in livestock expenses due to the sale of horses. For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, general and administrative remained primarily the same.  General and administrative expenses were $33,077 at March 31, 2010 compared to $35,990 at March 31, 2009.  General and administrative expenses include operational management and administrative services provided by the stockholder of the company as well as the expenses associated with being a public company.

Net Income/Loss - For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the net loss decreased from a loss of $255,935 to a loss of $119,026. This decrease was due to the decrease in livestock expense and a decrease in the loss taken on the disposition of livestock.  The loss from the sale of livestock for the three months ended March 31, 2010 was $52,583 compared to $139,967 for the three months ended March 31, 2009. Only one horse was sold in the three months ended March 31, 2010.

On January 25, 2010, our last remaining horse "Angel in Heaven" was claimed away from us for $12,500 at Philadelphia Park. Subsequently on March 6, 2010 we tried to claim the horse back for the same amount of money however, there were a total of four claims submitted, and we lost out in a "shake". Whenever there is more than one claim for a horse, a "shake" (drawing lots) will determine who gets the horse. During the quarter ended March 31, 2010, we attempted to claim three other horses at Philadelphia Park, all unsuccessfully. On January 2, we were to claim "Icelus", but the races were cancelled due to snow. On January 3 we attempted to claim  "Big D", but were out shook once again. Twice during the month of February we attempted to claim "Prairie Trip" and on both occasions the races were cancelled due to weather. In March we tried privately to purchase "Prairie Trip" but our offer was rejected.

We carefully evaluate the history and physical attributes of each horse before putting in a claim. It is our intention to continue to search for horses to claim during the second quarter of 2010.

Liquidity

As of March 31, 2010, the Company's cash position was $67. Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Pam Halter as per a note executed on December 31, 2004. Under said note, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31 2011. The Company's management will strive to build a horse racing business that is self-sustaining. Total advances under the note to the Company are limited to $2,750,000. Cumulative advances under the note were $1,958,734 plus accrued interest of $524,190 through March 31, 2010. We estimate the continuing costs of being a public company to be $25,000 during 2010. These costs will continue to be paid from revenues generated from the Company's operations and/or sale of livestock. We will continue to try to claim or purchases additional horses.

Capital Expenditures and Future Obligations

The Company's capital expenditures in previous years have been made almost exclusively to acquire thoroughbreds for racing and breeding purposes.  Management expects this trend to continue.

The Company has no planned significant future purchase commitments other than to increase its livestock holdings as deemed necessary. Other future obligations consist of certain related party advances and a note which are payable on demand after March 31, 2011.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP).  Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on those criteria.

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

Date: April 20, 2010

MILLENNIA, INC.

By: /s/ Kevin B. Halter
Kevin B. Halter, President