Form 10-K/A
period 2009-12-31
MILLENNIA INC
filed 2010-06-23
CIK 814920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

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

i

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICESITEM 14. EXHIBITS

iii

MILLENNIA, INC.

PRELIMINARY STATEMENT

The amendment hereby is being filed to answer comments received from the Securities and Exchange Commission in a comment letter dated June 17, 2010.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Risk Factors”, Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Business”, and elsewhere in this Report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as may”, will”, should”, expects”, plans”, anticipates”, believes”, estimates”, predicts”, potential”, continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

In the event that we are unable to accomplish our goals and have to cease operations of the Company, we have no other plans than to become once again a dormant corporation. However, Pam Halter has agreed to loan up to $2,750,000 to the Company to fund its business plans. Such commitment is in the form of a promissory note issued on December 31, 2004 and amended on December 31, 2009. Cumulative advances under such note were $1,977,234.23 through December 31, 2009, with associated accumulated interest of $494,670.42. Such note is payable upon demand or after March 31, 2009, although Ms. Halter has committed in writing that no demand will be made for repayment prior to April 1, 2011, and the full amount of the note will be available to the Company until that date.

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

3yr old Filly -ANGEL IN HEAVEN (Smart Strike/Presumed Innocent)
Florida bred - BC purchase price $110,000
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

Recent Sales of Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

Summary Financial Data

Balance Sheet Data	Year Ended December 31

Assets	2009	2008

Cash	$2,578	46,337
Horses	70,583	313,633
	$73,161	359,970
Liabilities
Current liabilities	3,447	20,813
Current liabilities - due to related party	938,670	723,523
Due to related party	2,453,427	2,443,984
	3,395,544	3,188,320
Stockholders’ deficit	(3,322,383)	(2,828,350)
	$73,161	$359,970

Operating Data

	Year Ended December 31,

	2009	2008

Revenues	$89,724	$353,099

Other income (loss)	$(143,145)	$313,724
Livestock expense	$128,270	$511,199
Other expense	$312,342	$376,260
Net loss	$(494,033)	$(220,636)
Loss per share	$(0.21)	$(0.09)

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

>From November 1998 to January 2005, the Company had no business operations. In January 2005 it acquired 100% of the common stock of Thoroughbreds, Inc.("Thoroughbreds"), which became a wholly owned subsidiary of the Company and recommenced operations.
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

During 2009 we owned and raced nine horses. Six of these horses were either claimed away from us or sold privately. Two other horses were given away when medical problems restricted their ability to run. The following is detailed information on each horse disposed of during 2009.

01-08-09                      Honor America – claimed (sold) $5,000 - loss on sale $4,667
03-20-09                      Speed Street – sold privately $1,000  – loss on sale $3,416
03-26-09                      A Beautiful Dream - sold privately $6,000  – loss on sale $30,550
03-26-09                      Hello from Heaven – sold privately $10,000  – loss on sale $98,667
03-26-09                      Ocean of Dreams – sold privately $4,000  loss on sale $2,667
10-17-09                      Puts and Calls - gave away  - loss $1,583
12-02-09                      No Tears in Heaven - gave away – loss $9,042
12-21-09                      My Angel - gave away – loss  - $15,000

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

Other Income. Other income decreased $452,214, from $452,214 in 2008 to $-0- in 2009.  This decrease was recorded because the statute of limitations had run out and the debt was no longer collectible. The $452,214 was recognized as income in 2008.

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

Pursuant to a certain promissory note executed on December 31, 2004, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31, 2009, although Mrs. Halter has committed in writing that the note will not be called before April 1, 2011.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Millennia Inc’s principal executive officer who is also principal financial officer of the Company, is responsible for maintaining the effectiveness of the registrant’s disclosure controls and procedures (as defined in 240.13a-14(c) and 240.15d-14(c)). Based on their evaluation of these controls and procedures as of December 31, 2009 these controls are effective.

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

Ms. Halter has been involved in the thoroughbred racing industry for over 39 years as owner, trainer, breeder and other functions. The Company believes that her expertise lies in her ability developed over years of experience to assess the conformation and body language of horses, which the Company believes to be important considerations when purchasing horses at auctions or claiming (purchasing) horses at race tracks. (There is no formal certification for this expertise.) Horse conformation refers to the correctness of a horse's bone structure, musculature, and its body proportions in relation to each other. Undesirable conformation in a horse can limit its ability to successfully perform as a racehorse. From the body language of a horse, an expert can tell alot about their demeanor and how they will handle themselves.

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
25391 Dallas Parkway, Suite 102
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2009, Sherb & Co LLP has billed the Company for the services described below:

Audit Fees. $15,000

ITEM 15. EXHIBITS

(a)		The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Financial Statements: The financial statements filed as part of this report are listed in the Index to Financial Statements” on Page F-1 hereof.

	2.	Exhibits required to be filed by Item 601 of Regulation S-B:

(1)	3.1	Articles of Incorporation
(1)	3.2	Bylaws
(1)	10.1	Promissory Note dated January 31, 2005
(1)	10.2	Pledge Agreement dated January 31, 2005
(1)	10.3	Promissory Note dated December 31, 2004
(2)	10.4	Letter of Undertaking
(2)	31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
(2)	32.1	Certification of the Chief Executive Officer under U.S.C. 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
(1) Previously filed as exhibits to Form SB-2, file no. 333-141347
(2) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Frisco, State of Texas, on  June 23, 2010.

MILLENNIA, INC.

 By:      /s/ Kevin B. Halter
 Kevin B. Halter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Office	Date

/s/ Kevin B. Halter	President, Chief Executive	June 23, 2010
Kevin B. Halter	Officer and Director
(Principal Executive Officer and Principal Financial
and Accounting Officer)

/s/ Pam J. Halter	Secretary and Director	June 23 , 2010
Pam J. Halter

Millennia, Inc.

Consolidated Financial Statements

December 31, 2009 and 2008

(With Independent Auditors’ Report Thereon)

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

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, New York
February 5, 2010, except for notes 4 and 5, for which the date is June 21, 2010

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

(2)Summary of Significant Accounting Policies – (Continued)

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

MILLENNIA, INC.

Notes to Consolidated Financial Statements

The advances received (paid) by the Company, from the former stockholder of Thoroughbreds, through December 31, 2009 are included in the following schedule:

Year ended December 31,	Advances Received	Advanced Re-paid	Balance
2002	$2,600	-	2,600
2003	312,502	-	315,102
2004	440,315	(19,161)	736,256
2005	560,895	-	1,297,151
2006	697,160	(168,625)	1,825,686
2007	509,300	(457,900)	1,877,086
2008	294,999	(139,300)	2,032,785
2009		(3,050)	2,029,735
Other (12/31/08 - $11,199)	12,493	-	23,692
Total due to related parties			2,053,427

Net amounts received from related parties including other above net out to $9,443 (net of advances of $12,493 and repayment of $3,050.

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

In addition to the advances discussed above, other due from related parties totaled $23,692. These amounts consist of two separate advances from Halter Capital Corporation and Kevin Halter Jr. who have a direct relationship with the President of the Company.

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

The Company’s income tax expense (benefit) for the year ended December 31, 2009 and 2008 differ from the statutory federal rate of 35% as follows:

	2009	2008

Federal tax (benefit)	$(172,000)	$(77,000)
Increase in valuation allowance	172,000	77,000

Income tax expense (benefit)	$-	$-

Temporary differences, consisting primarily of net operating loss carryforwards give rise to deferred tax assets at December 31, 2009 and 2008 as follows:

	2009	2008

Deferred tax assets
Net operating loss carryforwards	1,476,000	$1,303,000
Less valuation allowance	(1,476,000)	(1,303,000)

Net deferred tax asset	$-	$-

The Valuation allowance increased by  $172,000 in 2009.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(8)    Extinguishment of Debt

During the year ended December 31, 2008, $452,214 of debt which was over 10 years old, expired and was recognized as other income on the Company’s financial statements.