Form 10-K/A
period 2009-12-31
MILLENNIA INC
filed 2010-07-12
CIK 814920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICESITEM 14. EXHIBITS

iii

MILLENNIA, INC.

PRELIMINARY STATEMENT

The amendment hereby is being filed to clarify certain disclosures contained in the Form 10-K as originally filed, including (i) revisions to the Management’s Discussion and Analysis to detail the dispositions of horses and the basis for writing off certain indebtedness, (ii) a revision to our Controls and Procedures disclosure, (iii) clarifications in Notes 4 and 5 to the financial statements, and (iv) updated Certifications.

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

Kevin B. Halter, Jr. has served as Vice President and Director since 1994. From 1998 until February 2005 he has also been the Secretary of the Corporation.  Since 1987, he has been President of Securities Transfer Corporation, an SEC registered stock transfer company. He has been a vice president and director of Halter Capital Corporation since 1987. From August 4, 1998 until February 27, 2004 he was a Director and Secretary-Treasurer of Millennia Tea Masters, Inc., now known as VoIP, Inc. From January 31, 2005 until March 2005 he was President and a Director of Meditech, Inc., now known as Deli Solar (USA) Inc. From March 30, 2005 until January 30, 2006 he was President and a Director of Strong Technical, Inc., now known as Zhongpin, Inc. >From October 18, 2005 until December 7, 2005, he was President and a Director of General Devices, Inc., now known as Aduromed Industries, Inc. From February 21, 2006 until February 5, 2008 he was President and a Director of Rub A Dub Soap, Inc.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Frisco, State of Texas, on  July 12, 2010.

MILLENNIA, INC.

 By:      /s/ Kevin B. Halter
 Kevin B. Halter President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Office	Date

/s/ Kevin B. Halter	President, Chief Executive	July 12, 2010
Kevin B. Halter	Officer and Director
(Principal Executive Officer and Principal Financial
and Accounting Officer)

/s/ Pam J. Halter	Secretary and Director	July 12, 2010
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