Form 10-Q
period 2010-06-30
MILLENNIA INC
filed 2010-07-27
CIK 814920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 27, 2010, registrant had outstanding 2,337,837 shares of common stock.

Millennia, Inc.

Quarterly Report on Form 10-Q
 Quarter Ended June 30, 2010

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
MILLENNIA, INC.
Consolidated Balance Sheets

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Current asset:
Cash	$745	$2,578

Livestock, net	7,500	70,583

Total assets	$8,245	73,161

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$356,000	$329,447
Accrued interest	683,629	612,670
Note payable to related party	400,000	--
Due to related party	2,062,262	--

Total current liabilities	3,501,891	942,117

Note payable to related party	--	400,000
Due to related party	--	2,053,427

Total liabilities	3,501,891	3,395,544

Stockholders' deficit:
Preferred stock - $0.001 par value
50,000,000 shares authorized; no
shares issued and outstanding	--	--
Common stock - $0.001 par value
50,000,000 shares authorized
2,337,837 shares issued and outstanding	2,338	2,338
Additional paid-in capital	6,024,341	6,024,341
Accumulated deficit	(9,520,325)	(9,349,062)

Total stockholders' deficit	(3,493,646)	(3,322,383)

Total liabilities and stockholders' deficit	$8,245	$73,161

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Purses	$-	$3,821	$11,200	$39,413

Operating expenses:
Livestock expenses	51	24,189	3,598	81,620
General and administrative	17,439	20,509	50,516	56,499
Depreciation expense	-	8,875	5,500	31,208
Loss on disposition of livestock	-	-	52,583	139,967

	17,490	53,573	112,197	309,294

Operating loss	(17,490)	(49,752)	(100,997)	(269,881)

Other income (expense):
Interest expense - related party	(35,439)	(35,700)	(70,958)	(71,506)
Other income	692	-	692

Total other income (expense)	(34,747)	(35,700)	(70,266)	(71,506)

Loss before provision for income taxes	(52,237)	(85,452)	(171,263)	(341,387
Provision for income taxes	-	-	-	-

Net loss	$(52,237)	$(85,452)	$(171,263)	$(341,387)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.07)	$(0.15)

Weighted average number of shares
outstanding - basic and diluted	2,337,837	2,337,837	2,337,837	2,337,837

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(171,263)	(341,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,500	31,208
Loss on disposition of livestock	52,583	139,967
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	26,553	22,229
Accrued interest	70,959	71,506

Net cash used in operating activities	(15,668)	(76,477)

Cash flows from investing activities:
Purchase of livestock	(7,500)	-
Proceeds from disposition of livestock	12,500	28,500

Net cash used in investing activities	5,000	28,500

Cash flows from financing activities:
Funds advanced from (paid to) related party	8,835	5,493

Net cash provided by (used in) financing activities	8,835	5,493

Net decrease in cash	(1,833)	(42,484)

Cash at beginning of period	2,578	46,337

Cash at end of period	$745	3,853

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
 June 30, 2010
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

  (j)   Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At June 30, 2010 and 2009 there were no common stock equivalents outstanding.

  (k)   Recently Issued Accounting Pronouncements

Transfers and Servicing – Accounting for Transfers of Financial Assets

In December 2009, the FASB issued guidance for Transfers and Servicing – Accounting for Transfers of Financial Assets (Topic 860).  The amendments in this update are a result of incorporating the provisions of SFAS No. 166, Accounting for Transfers of Financial Assets. The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

(4)  Note Payable

In connection with the acquisition of Thoroughbreds, Inc. as discussed in Note 3 above, Millennia issued a note in the amount of $400,000. The note bears interest at 6% and is due on demand after March 31, 2011. Interest associated with the note amounting to $130,000  has been accrued through June 30, 2010. Interest expense of $6,000 has been recorded for each of the three months ended June 30, 2010 and 2009 . The note was issued to the former sole stockholder of Thoroughbreds who is the wife of the principal stockholder and officer of Millennia.

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

Pursuant to a certain promissory note executed on December 31, 2004, total advances to the Company are limited to $2,750,000. In addition,  commencing January 1, 2005, the balance of advances due at that date as well as all subsequent advances bear interest at 6%. At June 30, 2010 advances associated with this agreement amounted to $1,966,460.  At June 30, 2010, the Company has accrued $553,630 in  interest associated with the advances and is included in accrued interest in the accompanying consolidated financial statements. The Company recognized corresponding interest expense of $29,439  for the three months ended June 30, 2010  in the accompanying consolidated statements of operations.

In addition to the advances discussed above, other amounts due from related parties totaled $95,802.

Kevin B. Halter, the principal stockholder and officer of the Company provided operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment. In consideration for these services, the Company has been charged management fees amounting to $15,000 and $18,000 for the three months ended June 30, 2010 and 2009, respectively. Accordingly, these fees have been included in accounts payable/accrued expenses and general and administrative expense in the accompanying consolidated financial statements.

(6) Sale of common stock

No sales of common stock took place during the three months ended June 30, 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 and the June 30, 2010 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

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

The following is a summary of our financial results and condition for the three and six months ended June 30, 2010.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009:

Revenues - For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, revenues decreased from $3,821 to $0, a decrease of $3,821. The decrease in revenue was due to a decrease in the number of horses owned. No races were run in the three months ended June 30, 2010.

Operating Expenses - For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, cost of revenues (livestock expenses) decreased from $24,189 to $51 a decrease of $24,138. The decrease in cost of revenues was due primarily to the decrease in number of horses owned. For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, total operating expenses decreased from $53,573 to $17,490. Operating expense changes were due primarily to the sale of horses and the decrease in livestock expenses associated with these horses.  Also included in operating expenses is the loss on the sale of these horses.

Loss from Operations - For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, loss from operations decreased from a $49,752 loss to a $17,490 loss, a decrease of $32,262. This decrease was primarily due to the decrease in livestock expenses due to the sale of horses. For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, general and administrative remained primarily the same.  General and administrative expenses were $17,439 at June 30, 2010 compared to $20,509 at June 30, 2009.  General and administrative expenses include operational management and administrative services provided by the stockholder of the company as well as the expenses associated with being a public company.

Net Income/Loss - For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, the net loss decreased from a loss of $85,452 to a loss of $52,237. This decrease was due to the decrease in livestock.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues - For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, revenues decreased from $39,413 to $11,200, a decrease of $28,213. The decrease in revenue was due to a decrease in the number of horses owned and, the number of races won.

Operating Expenses - For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, cost of revenues (livestock expenses) decreased from $81,620 to $3,598 a decrease of $78,022. The decrease in cost of revenues was due primarily to the decrease in number of horses owned. For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, total operating expenses decreased from $309,294 to $112,197. Operating expense changes were due primarily to the sale of horses and the loss recognized from the disposition of these horses.

Loss from Operations - For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, loss from operations decreased from a $269,881 loss to a $100,997 loss, a decrease of $168,884. This decrease was primarily due to the decrease in livestock expenses due to the sale of horses. For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, general and administrative expenses decreased slightly from $56,499 to $50,516.

Net Income/Loss - For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, net income decreased from a loss of $341,687 to a loss of $171,263.  This decrease was due to the decrease in livestock.

Since our last remaining horse "Angel in Heaven" was claimed away from us on January 25, 2010, we made numerous unsuccessful  attempts to claim some horses at Philadelphia Park. Finally on June 29, 2010 we claimed "Syllogism" a three year old filly for $7,500. Also we had to have a change of trainers, as Jeff Radosevich decided to pull his stable from Philadelphia Park in April, when his home base track reopened at Thistledowns in Cleveland. After a prolonged search we retained the services of Ed Coletti Jr., an accomplished trainer of many years. Mr. Coletti runs a public stable, meaning that he trains horses for various entities and is based at Philadelphia Park.

We carefully evaluate the history and physical attributes of each horse before putting in a claim. It is our intention to continue to search for horses to claim during the remainder of the year.

Liquidity

As of June 30, 2010, the Company's cash position was $745. Since the acquisition of Thoroughbreds, all of our cash needs have been met through revenues from racing purses, sales of livestock and loans from Mrs. Pam Halter as per a note executed on December 31, 2004. Under said note, Mrs. Halter has periodically advanced and received repayment of funds loaned to the Company to support operations, settle outstanding trade accounts payable and provide working capital. The net advances are repayable upon demand or after March 31 2011. The Company's management will strive to build a horse racing business that is self-sustaining. Total advances under the note to the Company are limited to $2,750,000. Cumulative advances under the note were $1,966,460 plus accrued interest of $553,630 through June 30, 2010. We estimate the continuing costs of being a public company to be $25,000 during 2010. These costs will continue to be paid from revenues generated from the Company's operations and/or sale of livestock or additional advances from Mrs. Halter. We will continue to try to claim or purchase additional horses.

Capital Expenditures and Future Obligations

The Company's capital expenditures in previous years have been made almost exclusively to acquire thoroughbreds for racing and breeding purposes.  Management expects this trend to continue.

The Company has no planned significant future purchase commitments other than to increase its livestock holdings as deemed necessary. Other future obligations consist of certain related party advances and a note which is payable on demand after March 31, 2011.

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

Item 4T. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

           The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

           The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer  (who are the same person) evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q.

           Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that its disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

           Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)      Changes in Internal Control Over Financial Reporting

           There were no changes in internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: July 27, 2010

MILLENNIA, INC.

By: /s/ Kevin B. Halter
Kevin B. Halter, President