Form 10-Q
period 2010-09-30
MILLENNIA INC
filed 2010-11-15
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission file number: 000-16974

Millennia, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 E. Campbell Rd., #638, Richardson, TX 75034 (Address of principal executive offices)

(972) 792-8873
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).
Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2010, registrant had outstanding 38,837,837 shares of common stock.

Millennia, Inc.

Quarterly Report on Form 10-Q

 Quarter Ended September 30, 2010

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MILLENNIA, INC.

Condensed Balance Sheets

	September 30, 2010		December 31, 2009
	(unaudited)
Assets
Total assets	$	―	$	―

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses		$22,285	$	―
Total current liabilities		22,285		―

Stockholders’ deficit:
Common stock - $0.001 par value
50,000,000 shares authorized
38,837,837 and 2,337,837 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively		38,838		2,338
Additional paid-in capital		500		―
Accumulated deficit		(61,623)		(2,338)

Total stockholders’ deficit		(22,285)		―

Total liabilities and stockholders’ deficit	$	―	$	―

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Operations
For The Period August 4, 2010 (Date of Inception) Through September 30, 2010
(Unaudited)

Revenues:	$	―

Operating expenses:
General and administrative		22,785
		22,785

Operating loss		(22,785)

Net loss		$(22,785)

Basic and diluted loss per share		$(0.00)

Weighted average number of shares outstanding - basic and diluted		38,837,837

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Cash Flows
For The Period August 4, 2010 (Date of Inception) Through September 30, 2010
(Unaudited)

Cash flows from operating activities:
Net loss		$(22,785)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Accounts payable and accrued expenses		22,285
Net cash used in operating activities		(500)

Cash flows from investing activities		―

Cash flows from financing activities:
Capital contribution		500

Net cash provided by financing activities		500

Net decrease in cash		―

Cash at beginning of period		―

Cash at end of period	$	―

Supplemental disclosures of cash flow information:
Cash paid for interest	$	―

Cash paid for income taxes	$	―

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

For the Period Ended September 30, 2010

(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements of Millennia, Inc. (“Millennia” or the “Registrant”) presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Registrant’s annual financial statements for the period ended December 31, 2009, as presented in the Registrant’s Form 10-K filed on February 18, 2010 (as subsequently amended on June 23, 2010 and July 12, 2010).

Interim financial data presented herein are unaudited but, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Organization

The Registrant was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Registrant changed its name to Millennia, Inc. In February 2005, the Registrant changed its state of incorporation to the State of Nevada.

Since its inception, the Registrant has been a diversified management company engaged through its affiliates and subsidiaries in various businesses. The Registrant’s primary business has been to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries. Consequently, the Registrant has never had any operations of its own that were not part of one of its affiliates and/or subsidiaries. Until 1998, the Registrant’s common stock was listed on the American Stock Exchange. In the same year, its common stock was involuntarily delisted from the Exchange due to a failure to meet the qualifications for continued listing and, subsequently in November 1998, the Registrant filed a Form 15 with the Securities and Exchange Commission (the “Commission”), terminating its registration and duty to file reports with the Commission. Accordingly, the Registrant became a non-reporting company, with its common shares being traded in the OTC Pink Sheets under the symbol “MENA”.

From November 1998 to January 2005, the Registrant had no business operations. In January 2005, the Registrant acquired 100% of the common stock of Thoroughbreds, Inc. (“Thoroughbreds”), which became a wholly owned subsidiary of the Registrant, and recommenced operations through its subsidiary.

Since May 2008, the Registrant has been a smaller reporting company, posting modest sales and operating losses.  In mid-2010, the directors determined that opportunities for additional sales and potential growth were not sufficient to continue to incur the expense of being a public company, and that the Registrant should seek a new business offering the prospect for faster growth.  On July 28, 2010, following a period of negotiations, the Registrant entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Reunion Sports Group, LLC, a Texas limited liability company (“Reunion”), pursuant to which the Registrant acquired the assets of Reunion comprising United League Baseball, Inc. (the “League”) in exchange for 36,500,000 newly issued shares of common stock of the Registrant.  The assets of the League consist of the franchise agreements of six independent minor league baseball teams in south and west Texas, expansion rights for future teams to be formed or acquired by the League, and intellectual property rights of the League.  The transactions contemplated by the Purchase Agreement were concluded on September 14, 2010.

The transaction was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States.

The acquisition will be accounted for as a “reverse acquisition” since immediately following completion of the transaction, the shareholders of the League have control of Millennia.  For accounting purposes, the League will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Millennia.  Accordingly, the combined assets, liabilities and results of operations of the League and its subsidiaries, became the historical financial statements of Millennia.

To give effect to the terms of the Purchase Agreement, the Registrant fully satisfied all accounts payable and its debt obligation to its principal shareholder (in the amount of $3,501,891 as of June 30, 2010) by conveying to such shareholder (i) cash in the amount of $100,000.00, (ii) the promissory note payable by Reunion in the amount of $200,000, plus all interest accrued thereon, and (iii) 100% of the outstanding common stock of the Registrant’s wholly-owned subsidiary, Thoroughbreds, Inc., and such shareholder delivered to the Registrant a release of any further liability.  As a result, at the closing of the transactions contemplated by the Purchase Agreement, the Registrant became free of any liability or encumbrance of any kind or character related to Thoroughbreds.

The League was incorporated in Nevada on August 4, 2010 and is a wholly-owned subsidiary of the Registrant.  The League consists of certain franchise rights, intellectual property rights, and assets for the operation of an independent minor league baseball league. To further its purposes, the League has entered into Affiliation Agreements with the six independent minor league professional baseball teams located across Texas which presently comprise the baseball league operated by the League.  The Affiliation Agreements provide that each of the six baseball teams, each of which is a Texas limited liability company wholly owned or controlled by Reunion, will pay as an affiliate to the League for so long as the League shall operate as a baseball league and will pay to the League annual fees in the amount of $100,000 per team, which will be received as payments of $25,000 payable on the first day of May, June, July, and August of 2011 and each succeeding year.

Note 2. Summary of Significant Accounting Policies

(a)           Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Millennia, Inc. and its wholly owned subsidiary, United League Baseball, Inc. (collectively referred to as the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

(d)           Revenue Recognition

The Company recognizes revenue from league dues pursuant to the terms of the various franchise agreements.  Revenues from sales of advertising and non game day ticket packages are recognized when the services are invoiced.  Revenues from concessions, events and game day sales are recognized when received.

(e)           Financial Instruments Fair Value, Concentration of Business and Credit Risk

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

(f)           Income Taxes

The Registrant accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recorded based on differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. Income tax expense is the sum of the tax currently payable and the change in deferred tax assets and liabilities during the period. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

(g)           Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented.  At September 30, 2010 there were no common stock equivalents outstanding.

(h)           Recently Issued Accounting Pronouncements

All new accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date have been deemed not to be relevant to the Registrant and are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3.  Related Party Transactions

The Company has entered into Affiliation Agreements with six independent minor league professional baseball teams located across Texas which presently comprise the baseball league operated by the League.  The six teams are each Texas limited liability companies that are either wholly owned or controlled by Reunion, which is the principal shareholder of the Registrant.  The Affiliation Agreements provide that each of the six baseball teams will pay as an affiliate to the League for so long as the League shall operate as a baseball league and will pay to the League annual fees in the amount of $100,000 per team.

Reunion, the principal stockholder of the Registrant, and its members and principal officers John Bryant, Byron Pierce, and Stanley Wright, provides operational management and administrative services to the Company including the provision of accounting services, office space and furniture and equipment.  In consideration for these services, the Company has been charged nothing as of September 30, 2010.

Byron Pierce and Stanley Wright, both officers and directors of the Registrant, each made short term advances of $5,000 to the Registrant to facilitate the preparation of this Quarterly Report on Form 10-Q.

Note 4. Sale of Common Stock

On September 14, 2010, the Registrant concluded the transactions contemplated by the Purchase Agreement with Reunion, pursuant to which the Registrant acquired the assets of Reunion comprising the League in exchange for 36,500,000 newly issued shares of common stock.  The assets consist of the Affiliation Agreements of six independent minor league baseball teams in south and west Texas, expansion rights for future teams to be formed or acquired by the League, intellectual property rights of the League, cash of $100,000, a note payable from Reunion in the principal amount of $200,000, and all goodwill associated with the League.

As part of the closing of the Purchase Agreement on September 14, 2010, the Registrant issued 36,500,000 shares of its common stock to Reunion.  The Registrant sold the shares without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. Since the shares have not been registered, they may not be offered or sold by the investors holding the shares absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Securities Act of 1933.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 and the September 30, 2010 Quarterly Report on Form 10-Q may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements.  Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited financial statements and elsewhere in the Company’s annual audited financial statements for the period ended December 31, 2009.

Further, in connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.

On July 28, 2010, following a period of negotiations, the Registrant entered into the Agreement with Reunion to purchase Reunion’s assets, which compromised the League and the League’s assets, consisting of the franchise agreements of six independent minor league baseball teams in south and west Texas, expansion rights for future teams to be formed or acquired by the League, intellectual property rights of the League, cash of $100,000, a note payable from Reunion in the principal amount of $200,000, and all goodwill associated with the League.

Reunion and United League Baseball, Inc. Business and History

Reunion was organized on April 5, 2007 for the purpose of acquiring minor league baseball operations.  There were no activities until April 2009, when Reunion acquired the operations of five minor league teams - the  Amarillo 'Dillas,  the Laredo Broncos, the San Angelo Colts, the Edinburg Roadrunners, and the Rio Grande Whitewings Baseball Club - all located in the State of Texas.  The Coastal Bend Professional Baseball Club,, LLC, d/b/a the Coastal Bend Thunder,  in Nueces County, Texas, was formed by Reunion on March 28, 2009.

The League is a wholly owned subsidiary of Millennia and was incorporated on August 5, 2010 for the purpose of organizing and operating a league of independent professional minor league baseball teams, together with other related baseball and entertainment operations.

To further its purposes, the League has entered into Affiliation Agreements with six independent minor league professional baseball teams located across Texas which presently comprise the baseball league.  The Affiliation Agreements provide that each of the six baseball teams, each of which is a Texas limited liability company wholly owned or controlled by Reunion, will play as an affiliate in the League for so long as the League shall operate as a baseball league and will pay to the League annual fees in the amount of $100,000 per team, payable $25,000 on the first day of May, June, July, and August of 2011 and each succeeding year.

The Company intends to significantly expand the number of teams in the League.  As owner of a league, the Company will have the sole right to establish, own, and operate additional teams in any geographic area.  The Company intends to expand through acquisition of existing teams or establishment of new teams in larger metropolitan areas such as Dallas-Fort Worth and Houston, as well as in medium sized cities.  Each new team will become an affiliate of the League.  Such expansion will require significant additional capital, which Registrant will attempt to raise from sales of its equity and debt securities.

Independent minor league professional baseball is a segment within the professional sports industry with a number of characteristics which the Registrant believes make it desirable as an investment opportunity. In addition to these general characteristics, the business of independent minor league professional baseball offers certain advantages that minor league baseball teams affiliated with Major League Baseball do not enjoy.

Organization & Operations

While baseball is a seasonal sport, the operation of the teams and the League is a year around business. In order to achieve targeted financial results each local team must have management, operations and sales capabilities in place.  The number of business personnel employed by each team varies somewhat due to several factors, so each team does not necessarily have a different individual filling each of the positions described below. However, all of the necessary roles must be represented for each team. In some instances individuals assume the responsibilities of more than one role. Each team typically has a number of other clerical employees, seasonal contractors and interns working in various administrative and sales support roles.

As owner of a minor league baseball league, the League can add expansion teams to its league at will, with no ‘up front’ franchise fees or other payments typically associated with acquiring the right to join a professional sports league. Expansion teams formed by the League will require direct investment for the costs of creating, forming and commencing operations of the team.

The League will be able to exercise control over the expenses of the teams. For example, it will mandate a strict salary cap for the players of each team, and it controls all other major elements of team expenses.

Revenues and Expenses

The League’s present sole source of revenue is the six Affiliation Agreements entered into between the League and six professional baseball organizations located in Amarillo, Edinburg, Harlingen, Laredo, Robstown and San Angelo, Texas, which provide that each team will pay to the League an annual payment in the amount of $100,000 in installments of $25,000 on the first day of May, June, July and August of each year.  The League will use this money to pay its operating expenses.  If the League executes its business strategy and expands the League, additional sources of revenues from team operations, stadium construction contracts, and online and interactive sales of merchandise, videos, information, and entertainment may become available, as described below.  Since the League’s sole income is presently the Affiliation Agreements, the below description of minor league baseball teams’ revenues and expenses only applies to the League’s future expansion of teams owned by the League, which is not assured.

Minor league baseball teams have four primary categories of revenue:

• Ticket Revenue – includes the sales of tickets both prior to the season and during the season. Some of the stadiums used by teams have boxes and other premium seating arrangements for which higher prices can be charged.  Pre-season marketing of various season ticket packages and the sale of tickets through promotional packages and events characterizes operations.

• Advertising Revenue – each stadium has various elements that are configured to display advertising including outfield fences and scoreboards. Additionally, game programs contain significant advertising. Advertising on the back of tickets is also sold. Various other forms of advertising and promotion for advertisers are sold.

• Game Day Revenue – includes concessions, programs, merchandise/souvenirs and parking. Game day revenue is driven by game attendance and promotional activity during the game. Concessions are operated by a third party vendor and the team generally receives 40% of gross revenue from concession sales.

• Stadium & Other Revenue - includes possible sale of naming rights for stadiums (if the League owns the stadium or has a contractual right with the stadium owner to share in such revenue), rental of stadiums for non-baseball uses such as concerts, rental of and sales of players to Major League Baseball teams or other independent minor league teams.

Minor league baseball teams’ expenses fall into five major categories:

• Cost of Baseball Operations – includes team payrolls, transportation of teams to road games, hotels and food for teams on road trips, baseballs, bats, medical expenses, clubhouse supplies, spring training costs and league dues.

• Cost of Marketing & Promotion – includes production of fence/scoreboard advertising, printed materials, promotional materials and activities, ticket printing, advertising and cost of entertainers hired for special appearances.

• Cost of Goods Sold – includes cost of merchandise sold at stadiums and various other direct costs incurred for special promotional activities.

• Game & Ballpark Expenses – includes stadium rent, stadium maintenance, preparation of stadium and field for games, utilities for stadium, trash collection and removal, security, stadium operations during games and miscellaneous expenses associated with operations of stadiums and games.

• Administrative Expenses – includes salaries and payroll taxes for the local managers and staff of each team from general managers on down, insurance, telephone expenses, office expenses, computer expenses, entertainment and travel associated with operations of teams and sales, licenses and dues, bad debts, and typical office expenses such as postage, shipping, office supplies and so forth.

The following should be read in conjunction with our Form 8-K filed September 15, 2010.

The following is a summary of our financial results and condition for the period August 4, 2010 (Date of Inception) through September 30, 2010.

Results of Operations

For the period August 4, 2010 (Date of Inception) through September 30, 2010.

Revenues

There were no revenues from operations during the period ended September 30, 2010.

Operating Expenses

For the period ended September 30, 2010 operating expenses reflect $22,785 in general administrative expenses, including legal and audit fees associated with the merger concluded September 14, 2010.

Net Income/Loss

For the period ended September 30, 2010, the $22,785 net loss reflects the short time period since concluding the merger on September 14, 2010 wherein no revenues were earned and the related expenses associated with the organization of the business.

Liquidity and Capital Resources

As of September 30, 2010, the Registrant’s cash position was $0.  Since the conclusion of the reverse merger with Reunion on September 14, 2010, all of the Company’s cash needs have been met through short term, non-interest bearing advances from affiliated entities.

Capital Expenditures and Future Obligations

The Registrant’s capital expenditures in previous years have been made almost exclusively to acquire thoroughbreds for racing and breeding purposes.  Management expects that future capital expenditures will include expansion of the League through the addition of new teams in new market areas, together with stadium construction.

The Registrant has no planned significant future purchase commitments other than to increase its number of teams in new markets as resources are available.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Registrant maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Registrant’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were not effective as of September 30, 2010 due to the fact that management has not fully had the opportunity to structure effective controls and procedures.

The Registrant is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In response to the material weaknesses discussed above, the Registrant plans to continue to review and make necessary changes to improve its internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

The Registrant considers the remediation of its material weaknesses in its internal control over financial reporting a significant priority for the Registrant. The Registrant will continue its efforts in this regard. While the Registrant believes it has made progress, it will not be able to establish that remediation has been effective until testing is completed later in its fiscal year.

(b)           Changes in Internal Control Over Financial Reporting

As a result of the Purchase Agreement concluded on September 14, 2010, there exists new controlling ownership and new officers of the Registrant.  The new Chief Executive Officer is John Bryant and the new Chief Financial Officer is Stanley Wright.  Internal control procedures have been established to provide that there are no changes in internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II ― OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

See the risk factors set forth in our Current Report on Form 8-K filed on September 15, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As part of the closing of the Asset Purchase Agreement on September 14, 2010, the Registrant issued  36,500,000 shares of its common stock  to Reunion Sports Group, LLC for its assets, consisting of the League and of the franchise agreements of six independent minor league baseball teams in south and west Texas, expansion rights for future teams to be formed or acquired by the League, intellectual property rights of the League, cash of $100,000, a note payable from Reunion in the principal amount of $200,000, and all goodwill associated with the League.

The Registrant sold the shares without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. Since the shares have not been registered, they may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.EXHIBITS
Exhibit Number	Description
31.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by CEO and CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIA, INC.

By: /s/ John Bryant
John Bryant, President