Form 10-K
period 2010-12-31
MILLENNIA INC
filed 2011-02-23
CIK 814920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to

Commission file number 000-16974

Millennia, Inc.

Nevada	56-2158586
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

801 E. Campbell Road, Suite 638, Richardson, Texas	75081
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (972) 963-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $1,285,810

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At February 15, 2011, the registrant had outstanding 38,837,837 shares of common stock, par value $.001

DOCUMENTS INCORPORATED BY REFERENCE:     None

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 8.	FINANCIAL STATEMENTS
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9a.	CONTROLS AND PROCEDURES

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
ITEM 15.	EXHIBITS

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

Since May 2008, the Company has been a small reporting company, posting modest sales and operating losses.  In mid-2010, the directors determined that opportunities for additional sales and potential growth were not sufficient to continue to incur the expense of being a public company, and that the Company should seek a new business offering the prospect for faster growth. On July 28, 2010 Registrant entered into an Asset Purchase Agreement with Reunion Sports Group, LLC, a Texas limited liability company, pursuant to which Registrant acquired assets of Reunion comprising the United League Baseball in exchange for 36,500,000 newly issued shares of Registrant’s common stock.  The assets consist of the franchise agreements of six independent minor league baseball teams in south and west Texas, expansion rights for future teams to be formed or acquired by the League, intellectual property rights of United.
The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations.  Accordingly, the combination of the two companies is recorded as a recapitalization of United pursuant to which United is treated as the continuing entity.

United League Baseball, Inc. Business and History

United League Baseball, Inc. (ULB), a wholly owned subsidiary of Millennia, Inc., was incorporated August 5, 2010 for the purpose of organizing and operating a league of  independent professional minor league baseball teams,  together with other related baseball and entertainment operations.

To further its purposes, ULB has, under the terms of the Agreement entered into affiliation agreements with   six independent minor league professional baseball teams located across Texas which presently comprise United League Baseball.  The affiliation agreements provide that each of the six baseball teams, each of which is a Texas limited liability company, will play as an affiliate in the ULB for so long as ULB shall operate as a league and will pay to ULB annual fees in the amount of $100,000 per team.

ULB has agreed with the Golden Baseball League and Northern League to form a larger professional baseball league known as the North American Baseball League, to begin  play in 2011.  The structure of the North American League provides for the three original leagues to play inter-league games with teams in other region, creating a twelve-team league with teams in Arizona, California, Canada, Hawaii,  Illinois,  Nevada, and Texas.

The member leagues maintain their existing names and operations structure while consolidating and enhancing a number of business activities, including league-wide marketing, advertising, and sponsor revenue, collective purchasing opportunities, and will adhere to a single and consistent set of league operating by-laws. Three teams affiliated with ULB will play in the North American Baseball League in the 2011 season. Three ULB teams will not play in the 2011 season and will be moved  to different stadiums to resume play in the 2012 season.

Also in early 2011, Reunion defaulted on a $200,000 note due to Pam Halter (as assignee of the note from the Company), but entered into an agreement with Ms. Halter to extend the due date of such note to March 7, 2011.  If the note is not repaid at such time, Ms. Halter may exercise remedies against Reunion including foreclosing on Reunion’s shares of stock in the Company, which would result in a change in control of the Company.

The North American League Western Division consist of  teams in Calgary, Alberta; Edmonton, Alberta; Chico, California; Maui, Hawaii; Yuma, Arizona; and Henderson, Nevada.

The Eastern Division consists of teams in Edinburg, Texas; Harlingen, Texas; San Angelo, Texas; Lake County, Illinois; Rockford, Illinois; and Schaumburg, Illinois.

Reunion was organized on April 5, 2007 for the purpose of acquiring minor league baseball operations. There were no activities until April 2009, when Reunion acquired the operations of five minor league teams - the  Amarillo 'Dillas,  the Laredo Broncos, the San Angelo Colts, the Edinburg Roadrunners, and the Rio Grande Whitewings Baseball Club - all located in the State of Texas. The Coastal Bend Professional Baseball Club,, LLC, d/b/a the Coastal Bend Thunder,  in Nueces County, Texas, was formed by Reunion on March 28, 2009. Reunion conveyed to Millennia, Inc ownership of the name “United League Baseball”. Millennia, Inc. formed a wholly-owned subsidiary, United League Baseball, Inc., and  each of the Reunion-owned teams became affiliates of United League Baseball, Inc. As a result, Millennia, Inc owns a league and the exclusive right to establish additional new teams (“expansion teams”) in the league.

Millennia, Inc. intends to significantly expand the number of teams in the league by establishing new teams in vacant markets and by acquiring existing teams when promising opportunities arise.  As owner of a league, the Company will have the sole right to establish, own, and operate additional teams in any geographic area.  The Company intends to expand through acquisition of existing teams or establishment of new teams in larger metropolitan areas such as Dallas-Fort Worth and Houston, as well as in medium sized cities.  Each new team will be owned by Millennia, Inc and will become an affiliate of ULB.

We believe our business – independent minor league professional baseball – is a business that can be consistently profitable. American's passionate commitment to professional sports, notably to baseball, is a well known and widely understood fact. Generations of families have grown up at baseball parks watching America’s pastime. Further, ownership of sports businesses provides a level of satisfaction and pride that is typically unmatched by other businesses.

Independent minor league professional baseball is a segment within the professional sports industry with a number of characteristics making it desirable as an investment opportunity. In addition to these general characteristics, the business of independent minor league professional baseball offers certain advantages that minor league baseball teams affiliated with Major League Baseball do not enjoy.

This is a product that:

•
Offers an extremely budget-friendly source of entertainment and community for sports fans of all ages and types. Our product offers a quality fan experience similar to MLB but costs fans a fraction of the amount required to attend and enjoy MLB games

•	Can be managed to create a high-quality fan experience without having to serve the personnel and management needs, dictates and whims of major league affiliates

•	Has a significant expansion potential throughout Texas and many other areas within the United States; expansion does not require permission of MLB or any other governing body

Millennia offers a combination of:

•
Ownership of the United League Baseball, Inc., already affiliated with six existing established teams, (only three of which will operate in 2011) providing Millennia with numerous opportunities for expansion.

•
Solid economics with its expansion teams' revenues from multiple sources including: ticket sales, advertising,  concessions, game day events, merchandise (in stadiums and online), sponsorship of winter leagues and stadium rentals for non-baseball uses

•	A business model designed and operated to enable minimization of operating costs while optimizing return on investment through carefully planned investment of growth capital to expand the business

Management

Millennia, and ULB are managed by experienced sports business professionals whose focus is on profitable operations and expansion into markets with characteristics proven to support successful operations of minor league professional baseball teams.  Each member of ULB management has a diverse business and professional background.

In addition to the executive management of Millennia and ULB, each team established by  Millennia for inclusion in ULB will have a staff of local professional managers, paid by the team but supervised and managed by Millennia and ULB management, with professional independent minor league baseball experience, as described in the following “Organization & Operations.”

Sports franchises operated as a hobby or source of ego gratification generally perform poorly from a financial perspective. Because of Americans fascination with sports, sports franchises operated as well-run businesses become a source of revenues and profits that don’t erode merely because of the passage of time. Independent professional baseball in particular, providing, as it does, a product that is part of the national culture, has an unchanging appeal year-in and year-out.

Millennia's Management believes attention to detail, experienced managed of community relations, focus on profitability, and commitment to delivering a high quality fan experience with excellent corporate advertising and sponsorship value, game after game, is the key to achieving uninterrupted business success.

Organization & Operations

While baseball is a seasonal sport, the operation of the teams and the League is a year around business. In order to achieve targeted financial results each local team must have management, operations and sales capabilities in place.

The number of business personnel employed by each team varies somewhat due to several factors, so each team does not necessarily have a different individual filling each of the positions described below. However, all of the following roles must be represented for each team. In some instances individuals assume the responsibilities of more than one role. Each team typically has a number of other clerical employees, seasonal contractors and interns working in various administrative and sales support roles.

The roles and responsibilities for the business operations of each team are as follows:

•
General Manager – Overall team supervision, team budget supervision, human resources, major sponsor/sales relations, public/customer relations, stadium operations, overall game day operations, team marketing and sales oversight, community/media relations, publications

•	Office Manager – Bookkeeping, billing and administrative operations of team office

•	Field Manager – On-field Management of team, players and equipment, recruitment, contracts with players

•
Assistant GM Marketing/Sales – Sales of team advertising/promotion inventory, sales of individual and group tickets, production and fulfillment of all inventory products, community involvement/public relations, team marketing and advertising

•
Assistant GM Operations – Facility/field maintenance and operation, supervision of concessions, operations, supervision of souvenirs/branded merchandise marketing and sales, supervision of game day and ballpark personnel, supervise game day operations

•	Sales – Sales of team advertising/promotional inventory, sales of individual/group tickets

•	Tickets/Group Sales – Direct responsibility for ticket production, inventory control, ticket operations, sales of walk up and game day tickets

•	Concessions Manager – Sponsorship sales/promotions with vendors, supervise operations and profitability of concessions with third party concessions vendor

•	Merchandise Manager – Supervision of operations and profitability of souvenir and branded team merchandise at ball park and online, order team merchandise and giveaway items

•	Groundskeeper – Ongoing field and facility maintenance and management

The year-round operations of the business side of the teams are illustrated below:

•	OFF SEASON – FALL (September – October)

o	Review, follow-up and proof of performance with prior season sponsors

o	Begin renewal efforts with season ticket holders

o	Begin renewal efforts with large, primary sponsors

o	Plan extensive off-season community/public relations involvement to maintain visibility for teams

o	Prepare stadium for off-season usage (i.e. concerts, etc.)

o	Personnel review and restructuring for following season

o	Begin planning and budgeting for following season

o	Complete collection of remaining accounts receivable from prior season, if any

•	OFF-SEASON – WINTER (November – December)

o	Plan and execute off-season facility usage

o	Concentrate on renewing existing sponsors

o	Marketing and Sales activity with respect to larger sponsors that plan marketing budgets during the 4 th quarter

o	Continuing renewal efforts for season ticket holders

o	Develop and market holiday gift items such as merchandise or discount ticket packages

o	Locate, hire and train new staff members

o	Continue extensive off-season community involvement/public relations efforts with emphasis on programs/activities involving local children

•	PRE-SEASON – SPRING (January – March)

o	Sell advertising/marketing inventory to new sponsors and renew contracts with existing sponsors

o	Aggressively market wide range of bulk ticket packages

o	Complete staffing of team

o	Train and supervise team operations

o	Increase intensity of off-season community involvement/public relations efforts with emphasis on children's organizations. Implement youth league fund raising program

o	Begin planning and production of team marketing inventory items – signage, print pieces, promotional material, etc.

o	Promote media coverage of the team as team and player information becomes available

o	Plan extensive in-season media marketing/advertising plan utilizing bartered and purchased media time/space

o	Begin locating and signing players for upcoming season by Field Managers

•	PRE-SEASON – IMMEDIATE (April – May)

o	Continue planning and production of all sold advertising/marketing inventory

o	Continue sponsorship sales for upcoming season

o	Begin preparations for game day stadium operations – facilities, playing fields, concessions, souvenirs, game day staff, etc.

o	Intensify group tickets sales efforts to begin filling dates with groups and picnics

o	Produce and distribute season tickets and other large ticket packages

o	Begin single game ticket sales

o	Locate, audition, hire and train game day personnel

o	Make arrangements for baseball operations including practice facilities, hiring clubhouse manager/staff, make travel and accommodations arrangements for each team’s away games

o	Organize, assign and direct staff for fulfillment of all ongoing ‘game day’ responsibilities

o	Begin execution of season advertising/marketing promotional campaign for team and events

o	Maintain intense public visibility efforts including heavy involvement with youth sports leagues

•	SEASON – (May – August)

o	Play ball, entertain fans

o	Game day stadium operations (ticketing, concessions, souvenirs, additional revenue sources)

o	Game day promotional activities (in-game events, giveaway nights, etc.)

o	Continuous group and individual ticket sales efforts

o	Work with sponsors to achieve and document their marketing/sales objectives

o	Produce game day reports for each team; management review of game day reports

o	Manage RSG and ULB operations and financial activities

o	Management of team/player arrangements for travel, lodging, appearances, baseball clinics, etc.

o	Provide ongoing media information – statistics, game reporting, player access and so forth to ensure maximum media exposure

As owner of ULB, the Company  can  add expansion teams to ULB at will, with no ‘up front’ franchise fees or other payments typically associated with acquiring the right to join a professional sports league. Expansion teams formed by Millennia will require direct investment for the costs of creating, forming and commencing operations of the team.

ULB will be able to exercise control over the expenses of the teams. For example, it will mandate a strict salary cap for the players of each team, and it controls all other major elements of team expenses.

ULB’s sole source of revenue are the fees paid by the individual teams.  ULB will  use this money to pay its operating expenses.

The Company’s sources of revenues are intended to include revenues from team operations, stadium construction contracts, and online and interactive sales of merchandise, videos, information, and/or entertainment,

The teams have four primary categories of revenue:

•
Ticket Revenue – includes the sales of tickets both prior to the season and during the season. Some of the stadiums used by teams in the League have boxes and other premium seating arrangements for which higher prices can be charged.  Pre--season marketing of various season ticket packages and the  sale of tickets through promotional packages and events characterizes operations.

•
Advertising Revenue – each stadium has various elements that are configured to display advertising including outfield fences and scoreboards. Additionally, game programs contain significant advertising. Advertising on the back of tickets is also sold. Various other forms of advertising and promotion for advertisers are sold.

•
Game Day Revenue – includes concessions, programs, merchandise/souvenirs and parking. Game  day revenue is driven by game attendance and promotional activity during the game. Concessions are operated by a third party vendor and the team receives 40% of gross revenue from concession sales.

•
Stadium & Other Revenue - includes possible sale of naming rights for stadiums, rental of stadiums for non-baseball uses such as concerts, rental of and sales of players to Major League Baseball teams or other independent minor league teams.

Team expenses fall into five major categories:

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

 Future Expansion of the League

The Company intends to pursue a team expansion strategy and to make prudent expansion decisions with respect to costs of each expansion, impact on management time, availability of local managers, stadium considerations and the financial resources available to Millennia for expanding the number of teams in the ULB.

Expansion Criteria

Financially successful minor league professional baseball franchises have three characteristics:

•	They are located in a ‘good’ market

•	They operate in a well designed and revenue-maximizing stadium

•	They have expert management

Independent minor league baseball teams have been successful in attracting fans to games in sufficient numbers to achieve solid profitability in markets ranging from 100,000 people to major metropolitan areas with metro populations into the millions.

Every market has unique characteristics that affect the ability of an independent baseball team to achieve targeted attendance.

Medium sized, non-urban markets frequently do not have any other professional sports activities. Advertising rates in various media are also typically substantially lower in these areas and are quite targeted to the desired audience. It is much easier to identify and target community leaders and businesses for sponsorships and advertising. In smaller communities the professional baseball team is frequently a source of community and entertainment during the summer months that have limited competition for entertainment dollars.

Major markets will typically have other professional sports teams as well as many other forms of entertainment. Media purchases are more costly and the marketing messages are more diluted in terms of targeting specific audiences. However, independent professional baseball offers a high quality fan experience at a significantly lower cost than most other professional sports. There is also a sense of community and atmosphere at minor league baseball games frequently lacking in other professional sports events or other forms of entertainment.

Major market teams typically play in stadiums with larger capacities and attract larger crowds than those in a medium or smaller market.

Medium Market vs. Major Market Expansion

For markets meeting all other criteria the most significant factor in selecting a market is the existing stadium or the potential to build a new stadium.

New stadiums, designed to produce intensely fan-friendly environments, significantly increase attendance and revenues. Bowl configurations with close-to-the-field chair seating, ample knee room and open sight lines put every fan in the middle of the game – giving rise to a better fan experience. Raised concourses within the stadium provide a promenade keeping fans within sight of the game and the crowd even when shopping the concession and souvenir stands, dining in the corporate picnic area or heading to the restrooms.

The Company's management has considerable experience negotiating leases on stadiums as well as arranging for the design and construction of stadiums. Construction of new stadiums for use by ULB teams in the future will be pursued based on a proven design created by Byron Pierce and James Anglea, builders of new baseball stadiums for the Fort Worth Cats, San Angelo Colts and Ozark (Springfield) Missouri Mountain Ducks, among others.

Potential Expansion Markets

Management has identified 14 medium sized markets in Texas and Louisiana that do not currently have a professional independent or affiliated minor league baseball team and are suitable for expansion. These markets are:

Market	Approximate Population	Comments

Abilene	127,000
Brazoria County/Freeport/Lake Jackson	242,000
Brownsville	177,000	Plus Eastern Cameron County & Matamoros
Bryan-College station	152,000
Lafayette, LA	205,000	Plus New Iberia, Crowley and Opelousas
Lake Charles, LA	176,000
Longview	209,000
Lubbock	243,000
Monroe, La	147,000
Temple-Killeen	277,000
Tyler	175,000
Waco	214,000
Wichita Falls	147,000
Woodland/Conroe/Montgomery County	294,000

Additionally, Management has identified 22 potential major markets and/or sub-markets within Texas and Louisiana that are suitable for expansion. In the list below several of the metropolitan areas are listed in total and then broken down into sub-markets within those metropolitan areas that would possibly be viable.

Market	Approximate Population	Comments

Austin MSA	1,250,000	Round Rock hosts AAA affiliated team
Southern Austin	593,000	50% of Travis County plus Hays Co, San Marcos
Baton Rouge	602,000
Beaumont-Port Arthur	385,000
Dallas-Ft Worth MSA	3,519,000	Texas Rangers, Frisco Rough Riders AA affiliated, two independent teams
Dallas/Ellis/Rockwall/Kaufman Counties	2,519,810
Tarrant County	1,466,000	Ft Worth Cats
Garland/Rowlett/Sachse/Wylie/Murphy	355,050
Mesquite/Balch Springs/Sunnyvale	34,206
DFW Midcities	317,532	Hearst, Euless, Bedford, Grapevine, etc

Market	Approximate Population	Comments

Irving area	385,358	Irving, Farmers Branch, Carrollton, Coppell
Richardson	303,000	Addison, Carrollton, Farmers Branch, S. Plano
Southwest Dallas County	222,000	Duncanville, DeSoto, Cedar Hill, Lancaster, etc.
Denton County	433,000
Houston MSA	4,178,000	Houston Astros
North Houston/Kingwood	unknown
Pasadena	195,933
Clear Lake	195,667
Katy	unknown
Galveston County	288,000
San Antonio MSA	2,400,000	San Antonio Missions AA affiliated

Millennia, as owner of ULB, will have no geographic limitations on where it chooses to put expansion teams, although markets with existing teams will typically be avoided.

Regulation.

The Company and ULB are  subject to general federal, state, and local government laws and regulations applicable to small businesses but are otherwise not subject to any particular industry-specific regulatory scheme.  Unlike minor league teams affiliated with Major League teams,  independent leagues and teams, such as ULB and its affiliated teams, are not subject to territorial limitations or operational requirements imposed by agreements with  Major League Baseball.

Intellectual Property

Millennia and ULB will depend on certain intellectual property rights in the conduct of its business.  These  include the trade name of the league, which has been conveyed to ULB. As the Company creates new expansion teams, it will create team names, designations, and copyrighted materials used in the advertising and promotion of the team.

ITEM 1A.    RISK FACTORS

On September 14, 2010 Reunion Sports Group, LLC issued a Promissory Note, to acquire control of Millennia. Inc., in the amount of Two Hundred Thousand Dollars ($200,000.00), which bears interest at 6%, due January 28, 2011, secured by 36,500,000 newly issued shares of common stock.  Millennia, Inc., in turn endorsed the note over to its former majority shareholder Pam J. Halter. Pam J. Halter has granted an extension of time to March 7, 2011 to Reunion Sports Group, LLC to retire the debt.

As a result of a possible foreclosure, the Company may have to rescind all of the contracts it entered into while under the current management and will have to restate its financials as if Reunion Sports and the Company had never executed its plan to acquire the management of minor league sports franchises. The contracts to manage these sports franchises were assets of the current management and were consummated as part of a financing plan which included the Company

ITEM 2.    PROPERTIES

Facilities and Offices

The Company shares office space furnished from its principal shareholder, Reunion Sports Group, LLC, which charges Millennia management fees which includes the use of the office space. Management considers the Company's current office space arrangement adequate. Our offices are located at 801 E. Campbell Road, Suite 638, Richardson, Texas 75081.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND POLICY

Market Information

The Company's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "MENA".
The following is the range of high and low bid prices of the Company's common stock quoted in the OTCBB. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2008	2009	2010

First Quarter	3.00 - 3.50	1.50 - 2.85	1.01 - 1.85
Second Quarter	3.55 - 4.65	1.75 - 3.25	0.10 - 1.01
Third Quarter	3.55 - 5.75	1.25 - 1.75	0.70 - 1.91
Fourth Quarter	2.75 - 5.00	0.10 - 1.85	1.63 - 0.25

Holders

As of February 15, 2011, the approximate number of shareholders of record of our common stock was 224.

Dividends

We have never paid any cash dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

Summary Financial Data

Balance Sheet Data	Year Ended December 31
Assets	2010	2009

Cash	$50	$-

Total Assets	$50	-
Liabilities
Accounts Payable	19,924	-
Accrued Interest Payable	136
Loans from Officers	10,050	-
Total Liabilities	30,110	-
Stockholders’ deficit	(30,060)	-
	$50	$-

  Operating Data

	For The Period August 4, 2010 (Date of Inception) Through December 31, 2010
Revenues		$-

Operating Expenses
General and administrative		$30,560
	$
Net loss		$(30,560)
Loss per share		$-

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

Since May 2008, the Company has been a small reporting company, posting modest sales and operating losses.  In mid-2010, the directors determined that opportunities for additional sales and potential growth were not sufficient to continue to incur the expense of being a public company, and that the Company should seek a new business offering the prospect for faster growth. On July 28, 2010 Registrant entered into an Asset Purchase Agreement with Reunion Sports Group, LLC, a Texas limited liability company, pursuant to which Registrant acquired assets of Reunion comprising the United League Baseball in exchange for 36,500,000 newly issued shares of Registrant’s common stock.  The assets consist of the franchise agreements of six independent minor league baseball teams in south and west Texas, expansion rights for future teams to be formed or acquired by the League, intellectual property rights of United, cash of $100,000, a note payable from Reunion in the principal amount of $200,000 and all goodwill associated with the League.

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

There were no revenues for the years ended December 31, 2010 or 2009.

Operating Expenses.

Operating expenses for the year ended December 31, 2010 were $30,560

Loss from Operations.

Net Loss. The Company's net loss for 2010 was $30,560 compared to $ -0- for the 2009 year. The companies only expenses in 2010 relate to audit, legal, transfer agent and other public company related fees.

Liquidity.

The Company is undercapitalized and will need to obtain equity or debt settlement in order to be able to fulfill future plans and operations.

Plan of Operations
The Company plans to raise debt or equity capital through Private Placements.

The Company has no off-balance sheet arrangements or other continuing financial commitments.

ITEM 8.   FINANCIAL STATEMENTS

The financial statements required by this item begin at Page F-1 hereof.

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Millennia Inc’s principal financial officer of the Company, is responsible for maintaining the effectiveness of the registrant’s disclosure controls and procedures (as defined in 240.13a-14(c) and 240.15d-14(c)). Based on their evaluation of these controls and procedures as of December 31, 2010 these controls are effective.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the company’s management has concluded that their internal controls over financials reporting may not be effective due to the lack or segregation of duties due to the small size of the company and the limited financial resources. To remedy the matter, the Company plans to use an outside accountant to review their procedures.

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

The following material weaknesses were identified from our evaluation:

 Due to the small size and limited financial resources, the Company's CFO is the only individual involved in the accounting and financial reporting. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the CFO. . The CFO examines and approves all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

John Bryant, 63, Chairman, President, CEO, and Director
Byron Pierce, 62,  COO, and Director
Stanley Wright, 60, CFO and Director

John Bryant has served as Chief Executive Officer and member of the Board of Directors of Reunion Sports Group, LLC, dba United League Baseball since 2009.  Duties have included all chief executive responsibilities for the league of six professional minor league baseball teams.  He has been active in the professional baseball industry since 1994 and has served as co-founder and Commissioner of the Texas-Louisiana League.  He served from 1983 until 1997 in the United States House of Representatives as U.S. Congressman representing the Dallas, Texas area and ten North Texas Counties and also served as the U.S. Ambassador to the International Telecommunications Union and World Radio Communications Conference in 1997.  In addition, he has been a licensed attorney at law since 1972 and served in the Texas House of Representatives from 1974 to 1983.

Byron Pierce has served as Chief Operating Officer and member of the Board of Directors of Reunion Sports Group, LLC, dba United League Baseball since 2009.  Duties have included all operational responsibilities for the league of six professional minor league baseball teams.  He has been active in the professional baseball industry since 1991 and was co-founder of the Texas-Louisiana League.  In addition, he has been President and Chief Executive Officer of Anchor Sports I, Inc., a distributor of infield maintenance supplies to baseball parks, since 2000.

Stanley Wright has served a Chief Financial Officer and member of the Board of Directors of Reunion Sports Group, LLC, dba United League Baseball since 2009.  Duties have included all financial and accounting responsibilities for the league of six professional minor league baseball teams.  In addition, he has been President and Chief Executive Officer of Motown, Inc., a licensed financial institution, since 2001 as well as a practicing Certified Public Accountant and entrepreneur since 1976.

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

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more that 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Neither the Company nor its subsidiary pay any compensation to its officers and directors and have not paid compensation in any amount or of any kind to its executive officers or directors for the years ended 2009 and 2010. The Company pays management fees to Reunion Sports Group, LLC as described in Item 12. There are no stock options or other derivative securities outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock ownership as of February 15, 2011 by (1) any person (including any group) who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, (3) all executive officers and directors as a group, and (4) all shares that may be acquired by such persons within 60 days.

On such date there were 38,837,837 shares issued and outstanding.

Name and Address	Number of Shares Owned	% Total Outstanding Shares

Reunion Sports Group, LLC 801 E. Campbell Road, Suite 638 Richardson, TX 75081	36,500,000	93.98

Halter Capital Corporation 2591 Dallas Parkway, Suite 102 Frisco, Texas 75034	1,958,100		5.0

Gary Bryant(4) 801 E. Campbell Road Suite 638 Richardson, TX 75081	3,577,000	(4)	9.2

John Bryant(1) 801 E. Campbell Road, Suite 638 Richardson, TX 75081	12,877,200	(1)	33.2

Byron Pierce(2) 801 E. Campbell Road, Suite 638 Richardson, TX 75081	12,877,200	(2)	33.2

Stan Wright(3) 801 E. Campbell Road, Suite 638 Richardson, TX 75081	6,438,600	(3)	16.6

All officers and directors As a group (3) persons	32,193,000		82.9

_____________

(1) Owns 35.3 % of the 36,500,000 shares owned by Reunion Sports Group, LLC
(2) Owns 35.3 % of the 36,500,000 shares owned by Reunion Sports Group, LLC
(3) Owns 17.6 % of the 36,500,000 shares owned by Reunion Sports Group LLC
(4) Owns 9.2% of the 36,5000,000 shares owned by Reunion Sports Group LLC

Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise The Company is not aware of any arrangement which might result in a change in control in the future.

On September 14, 2010 Reunion Sports Group, LLC issued a Promissory Note, to acquire control of Millennia. Inc., in the amount of Two Hundred Thousand Dollars ($200,000.00), which bears interest at 6%, due January 28, 2011, secured by 36,500,000 newly issued shares of common stock.  Millennia, Inc., in turn endorsed the note over to its former majority shareholder Pam J. Halter. Pam J. Halter has granted an extension of time to March 7, 2011 to Reunion Sports Group, LLC to retire the debt.

As a result of a possible foreclosure, the Company may have to rescind all of the contracts it entered into while under the current management and will have to restate its financials as if Reunion Sports and the Company had never executed its plan to acquire the management of minor league sports franchises. The contracts to manage these sports franchises were assets of the current management and were consummated as part of a financing plan which included the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Asset Purchase Agreement between the Company and Reunion, Reunion paid to the Company, among other consideration, cash of $100,000 and a note payable from Reunion in the principal amount of $200,000, secured by 36,500,000 newly issued shares of common stock.  The Company used the $100,000 cash proceeds from that transaction to pay off debt owed to Pam J. Halter, who served as Secretary and a Director of the Company from 2005 to 2010.  In addition, the Company, for consideration, endorsed the note over to Ms. Halter with full recourse.  On February 7, 2011, Ms. Halter, for consideration, granted Reunion an extension of time to March 7, 2011 to retire the debt.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2010, Sherb & Co LLP has billed the Company for the services described below:

Audit Fees. $15,000
Audit related fees - $2,500

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

_______________

(1) These exhibits were previously filed by the Company with the Commission as Exhibits to its Registration Statement No. 33-14668-A and are respectively incorporated herein by specific reference thereto
(2) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Frisco, State of Texas, on  July 12, 2010.

MILLENNIA, INC.

 By:      /s/ John Bryant
 John Bryant President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Office	Date

/s/ John Bryant	President, Chief Executive	February 23, 2011
John Bryant	Officer and Director
and Principal Financial
/s/ Stanley Wright	Principal Financial and Accounting Officer	February 23, 2011
Stanley Wright

Millennia, Inc.

Consolidated Financial Statements

December 31, 2010 and 2009

(With Independent Auditors’ Report Thereon)

MILLENNIA, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Millennia, Inc.:

We have audited the accompanying consolidated balance sheets of Millennia, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millennia, Inc. as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the Company  will  continue  as a  going  concern.  As discussed in note A to the financial statements, the Company has an accumulated deficit of $69,898 through December 31, 2010, and a net loss of $30,560 at December 31, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note A. The accompanying financial statements do not include any  adjustments relating to the  recoverability  and classification of asset carrying amounts or the amount and  classification  of  liabilities  that  might  result  should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, New York
February 21, 2011

MILLENNIA, INC.
Consolidated Balance Sheets

	December 31	December 31
	2010	2009
Assets

Cash	$50	$-

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$19,924	$-
Accrued Interest Payable	136	-
Loans from Officers	10,050	-

Total Current Liabilities	30,110	-

Total Liabilities	30,110	-

Stockholders' deficit
Common stock - $0.001 par value
50,000,000 shares authorized, 38,837,837 and 2,337,837 shares
issued and outstanding, respectively	38,838	2,338

Accumulated Deficit	(68,898)	(2,338)

Total stockholders' deficit	(30,060)	-

Total liabilities and stockholders' deficit	$50	$-

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.
Consolidated Statements of Operations
for The Period August 4, 2010 (Date of Inception) Through December 31, 2010

Revenues	$-

Operating Expenses:
General and administrative	30,560

Operating loss	(30,560)

Net loss	$(30,560)

Basic and diluted loss per share	$-

Weighted average number of shares
outstanding - basic and diluted	38,837,837

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.
Consolidated Statement of Changes in Stockholders' Equity
For The Period August 4, 2010 (Date of Inception) Through December 31, 2010

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	2,337,837	$2,338	$-	$(2,338)	$-

Balance at December 31, 2009	2,337,837	2,338	-	(2,338)	-

Issuance of common stock pursuant to
asset purchase agreement	36,500,000	36,500		(36,000)	500

Net loss	-	-	-	(30,560)	(30,560)

Balance at December 31, 2010	38,837,837	$38,838	$-	$(68,898)	$(30,060)

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.
Consolidated Statement of Cash Flows
For The Period August 4, 2010 (Date of Inception) Through December 31, 2010

Cash flows from operating activities:
Net loss	$(30,560)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,060

Net cash used in operating activities	(10,500)

Cash flows from investing activities	-

Cash flows from financing activities:
Capital Contribution	500
Loans from officers	10,050

Net cash provided by financing activities	10,550

Net increase in cash	50

Cash at beginning of period	-

Cash at end of year	$50

Supplemental disclosures of cash flow information:
Cash paid for interest	$136

Cash paid for income taxes	$-

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(1)    Organization and Description of Business

The Company was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc. In February 2005 the Company changed its state of incorporation to the State of Nevada.

Since its inception the Company has been a diversified management company engaged through its affiliates and subsidiaries in various businesses. The Company's primary business has been to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries. Consequently, the Company has never had any operations of its own that were not part of one of its affiliates and/or subsidiaries. Until 1998 the Company's common stock was listed on the American Stock Exchange. In the same year, its common stock was involuntarily delisted from the Exchange due to a failure to meet the qualifications for continued listing, and subsequently in November 1998 the Company filed a Form 15 with the Securities and Exchange Commission, terminating its Registration and duty to file Reports with the Commission. Accordingly, the Company became a non-reporting company, with its common shares being traded in the OTC Pink Sheets under the symbol "MENA".

From November 1998 to January 2005, the Company had no business operations. In January 2005 it acquired 100% of the common stock of Thoroughbreds, Inc. ("Thoroughbreds"), which became a wholly owned subsidiary of the Company and recommenced operations.

Since May 2008, the Company has been a small reporting company, posting modest sales and operating losses.  In mid-2010, the directors determined that opportunities for additional sales and potential growth were not sufficient to continue to incur the expense of being a public company, and that the Company should seek a new business offering the prospect for faster growth. On July 28, 2010 Registrant entered into an Asset Purchase Agreement (“Exchange”)with Reunion Sports Group, LLC, a Texas limited liability company, pursuant to which Registrant acquired assets of Reunion comprising the United League Baseball in exchange for 36,500,000 newly issued shares of Registrant’s common stock.  The assets consist of the franchise agreements of six independent minor league baseball teams in south and west Texas, expansion rights for future teams to be formed or acquired by the League and intellectual property rights of United.  The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations.  The combination of the two companies is recorded as a recapitalization of United pursuant to which United is treated as the continuing entity.

(2)    Basis of Presentation and Going Concern

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At December 31, 2010, the Company has an accumulated deficit of $69,898 and incurred a net loss of $30,560.  Management's plans with regard to these matters include obtaining additional capital through the sale of its Common Stock.  Accordingly, management is of the opinion that with additional capital it will result in improved operations and positive cash flow in 2011 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Accordingly, the Financial Statements include the Consolidated Stockholders’ Equity of Millennia, Inc for the two years ended December 31, 2010 and December 31, 2009 and the Consolidated Statements of Operations and Cash Flows for UKB from August 4, 2010 (Inception), through December 31, 2010.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(3)    Summary of Significant Accounting Policies

(a)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Millennia, Inc. and its wholly owned subsidiary, United League Baseball (collectively referred to as the Company).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(g)   Advertising Expenses

Advertising and marketing expenses are charged to operations as incurred.   There were no advertising and marketing expenses incurred during the period from August 4, 2010 (inception) through December 31, 2010.

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

(j)    Earnings or  Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented.  At December 31, 2010 there were no common stock equivalents outstanding.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

(k)  Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(4)    Loans from Officers

Two officers of the Company loaned the company $5,000 and $5,050 in October 2010.  The loans are unsecured and accrue interest at 7%. The loans are due on March 31, 2011.

(5)    Income Taxes

As of December 31, 2010, the Company has net operating loss carryforwards of approximately $30,000 to offset future taxable income.  These carryforwards expire at various times through 2030. Pursuant to Internal Revenue Code Section 382 certain changes in stock ownership could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

The Company’s income tax expense (benefit) for the year ended December 31, 2010, differ from the statutory federal rate of 35% as follows:

2010

Federal tax (benefit)	$10,700
Increase in valuation allowance	(10,700)
Income tax expense (benefit)	$-

Temporary differences, consisting primarily of net operating loss carryforwards give rise to deferred tax assets at December 31, 2010 are as follows:

2010

Deferred tax assets
Net operating loss carryforwards	$10,700
Less valuation allowance	(10,700)
Net deferred tax asset	$-

(6)    Contingencies

On September 14, 2010 Reunion Sports Group, LLC issued a Promissory Note, to acquire control of Millennia. Inc.,  in the amount of  Two Hundred Thousand Dollars ($200,000.00) due January 28, 2011, secured by 36,500,000 newly issued shares of common stock.  Millennia, Inc., in turn endorsed the note over to its former majority shareholder Pam J. Halter. Pam J. Halter has granted an extension of time to March 7, 2011 to Reunion Sports Group, LLC to retire the debt.

As a result of a possible foreclosure, the Company may have to rescind all of the contracts it entered into while under the current management and will have to restate its financials as if Reunion Sports and the Company had never executed its plan to acquire the management of minor league sports franchises. The contracts to manage these sports franchises were assets of the current management and were consummated as part of a financing plan which included the Company.

 (7)    Subsequent events

The Company has evaluated the subsequent events through February 21, 2011.

Previously, on July 28, 2010, the Company entered into an Asset Purchase Agreement (“Agreement”) with Reunion, pursuant to which the Company acquired assets of Reunion comprising the United League Baseball in exchange for 36,500,000 newly issued shares of the Company’s common stock. The transactions contemplated by the Agreement closed on September 14, 2010. As part of the Agreement, the Company received a note payable in the principal amount of $200,000, payable in a single installment on January 28, 2011 and collateralized by the 36,500,000 shares of the Company’s stock issued pursuant to the Agreement (the “Note”).  The Company subsequently assigned the Note to Pam J. Halter to satisfy its debt obligations to her. Reunion defaulted on the single Note payment, which was due on January 28, 2011.  On February 7, 2011, Ms. Halter, for consideration, granted Reunion an extension of time to March 7, 2011 to retire the debt.  If the Note is not repaid at such time, Ms. Halter may exercise remedies against Reunion including foreclosing on Reunion’s shares of stock in the Company, which would result in a change in control of the Company.