Form 10-Q
period 2011-03-31
MILLENNIA INC
filed 2011-04-07
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission file number: 000-16974

Millennia, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 E. Campbell Rd., #638, Richardson, TX 75034 (Address of principal executive offices)

(972) 792-8873
(Issuer’s telephone number)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No   ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    (Check one) :

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 under the Act).
Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the Company filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 4, 2011, Company had outstanding 38,837,837 shares of common stock.

Millennia, Inc.

Quarterly Report on Form 10-Q

 Quarter Ended March 31, 2011

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MILLENNIA, INC.

Consolidated Balance Sheets

Assets
	March 31,	December 31,
	2011	2010
	(Unaudited)

Total assets	$50	$50

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$12,406	19,924
Accrued interest	-	136
Loan form officers	-	10,050
Total current liabilities	12,406	30,110

Stockholders' deficit:
Common stock - $0.001 par value, 50,000,000 shares authorized,
38,837,837 and 38,837,837 shares issued and outstanding, respectively	38,838	38,838
Additional paid-in capital	36,457	-
Accumulated deficit	(87,651)	(68,898)

Total stockholders' deficit	(12,356)	(30,060)

Total liabilities and stockholders' deficit	$50	$50

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Operations

For The Three Months Ended March 31, 2011
(Unaudited)

Revenues	$-

Operating expenses:
General and administrative	18,753

Operating loss	18,753

Net loss	$(18,753)

Basic and diluted loss per share	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	38,837,837

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011
(Unaudited)

Cash flows from operating activities:
Net loss	$(18,753)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,406
Net cash used in operating activities	(6,347)

Cash flows from investing activities	-

Cash flows from financing activities:
Capital contribution	6,347
Net cash provided by financing activities	6,347

Net decrease in cash	-

Cash at beginning of period	50

Cash at end of period	$50

Supplemental disclosures of cash flow information:
Cash paid for interest	$-

Cash paid for income taxes	$-

Conversion of debt to Equity	$36,457

See accompanying notes to consolidated financial statements.

MILLENNIA, INC.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011

(Unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements of Millennia, Inc. (“Millennia” or the “Company”) presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the period ended December 31, 2010, as presented in the Company’s Form 10-K filed on February 23, 2011.

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

Since May 2008, the Company has been a small reporting company, posting modest sales and operating losses.  In mid-2010, the directors determined that opportunities for additional sales and potential growth were not sufficient to continue to incur the expense of being a public company, and that the Company should seek a new business offering the prospect for faster growth. On July 28, 2010 Company entered into an Asset Purchase Agreement with Reunion Sports Group, LLC (“Reunion”), a Texas limited liability company, pursuant to which Company acquired assets of Reunion comprising the United League Baseball (“ULB”) in exchange for 36,500,000 newly issued shares of Company’s common stock.  The assets consist of the franchise agreements of six independent minor league baseball teams in south and west Texas, expansion rights for future teams to be formed or acquired by the League, intellectual property rights of United.

The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations.  Accordingly, the combination of the two companies is recorded as a recapitalization of ULB pursuant to which ULB is treated as the continuing entity.

Accordingly, the Financial Statements include the Consolidated Statements of Operations and Cash Flows for ULB for the three months ended March 31, 2011.  There was no activity for the three months ended March 31, 2010.

To give effect to the terms of the Purchase Agreement, the Company fully satisfied all accounts payable and its debt obligation to its principal shareholder (in the amount of $3,501,891 as of June 30, 2010) by conveying to such shareholder (i) cash in the amount of $100,000.00, (ii) the promissory note payable by Reunion in the amount of $200,000, plus all interest accrued thereon, and (iii) 100% of the outstanding common stock of the Company’s wholly-owned subsidiary, Thoroughbreds, Inc., and such shareholder delivered to the Company a release of any further liability.  As a result, at the closing of the transactions under the Purchase Agreement, the Company became free of any liability or encumbrance of any kind or character related to Thoroughbreds.

Also in early 2011, Reunion defaulted on a $200,000 note due to Pam Halter (as assignee of the note from the Company), but entered into an agreement with Ms. Halter to extend the due date of such note to March 7, 2011. Reunion once again defaulted on the note but entered into an oral agreement with Ms. Halter under which she extended the note to April 15, 2011. If the note is not repaid at such time, Ms. Halter may exercise remedies against Reunion including foreclosing on Reunion’s shares of stock in the Company, which would result in a change in control of the Company.

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

(g)           Earnings or Loss per Common Share

Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented.  At March 31, 2011 there were no common stock equivalents outstanding.

(h)           Recently Issued Accounting Pronouncements

All new accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date have been deemed not to be relevant to the Company and are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3.  Related Party Transactions

        Pursuant to the Asset Purchase Agreement between the Company and Reunion, Reunion paid to the Company, among other consideration, cash of $100,000 and a note payable from Reunion in the principal amount of $200,000, secured by 36,500,000 newly issued shares of common stock.  The Company used the $100,000 cash proceeds from that transaction to pay off debt owed to Pam J. Halter, who served as Secretary and a Director of the Company from 2005 to 2010.  In addition, the Company, for consideration, endorsed the note over to Ms. Halter with full recourse.  On February 7, 2011, Ms. Halter, for consideration, granted Reunion an extension of time to March 7, 2011 to retire the debt. Subsequently said date was extended to April 15, 2011 under an oral agreement with Ms. Halter.  Pursuant to the terms of the extension and oral agreement, Reunion has agreed to assume certain obligations of the Company including legal, audit, office, and certain other expenses incurred by the Company totaling $26,407.  In addition, certain members of Reunion have agreed to reclassify loans made to the Company in the amounts of $10,050 as paid in capital.

        The Company shares office space furnished from its principal shareholder, Reunion Sports Group, LLC, which charges Millennia management fees which includes the use of the office space. Management considers the Company's current office space arrangement adequate.

Note 4.  Contingencies

On September 14, 2010 Reunion Sports Group, LLC issued a Promissory Note, to acquire control of Millennia. Inc.,  in the amount of  Two Hundred Thousand Dollars ($200,000.00) due January 28, 2011, secured by 36,500,000 newly issued shares of common stock.  Millennia, Inc., in turn endorsed the note over to its former majority shareholder Pam J. Halter. Pam J. Halter has granted an extension of time to April 15, 2011 to Reunion Sports Group, LLC to retire the debt.

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

This Item 2 and the March 31, 2011 Quarterly Report on Form 10-Q may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements.  Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

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

The following should be read in conjunction with our annual audited financial statements for the period ended December 31, 2010.

Results of Operations

Three months ended March 31, 2011

The predecessor entity, ULB, did not commence operations until August 2010,, hence there is no comparative financial data.

Revenues

There were no revenues from operations during the period ended March 31, 2011.

Operating Expenses

For the period ended March 31, 2011, operating expenses of $18,753 included primarily audit fees in the amount of $15,000 together with other normal and usual expenses of maintaining a public company.

Net Income/Loss

For the period ended March 31, 2011, the Company recognized a net operating loss of $18,753 reflecting expenses which are normal and usual in maintaining a public company.

Liquidity and Capital Resources

As of March 31, 2011, the Company’s cash position was $50.  Since the conclusion of the reverse merger with Reunion on September 14, 2010, all of the Company’s cash needs have been met through contributions to additional paid in capital from affiliated entities. The Company is undercapitalized and will need to obtain equity or debt settlement in order to be able to fulfill future plans and operations.

Capital Expenditures and Future Obligations

Management expects that future capital expenditures will include additions  of new teams in new market areas. The Company plans to raise debt or equity capital through Private Placements.
The Company has no off-balance sheet arrangements or other continuing financial commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March  31, 2011. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of March 31, 2011, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that, as of December 31, 2010, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

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

(b)           Changes In Internal Control Over Financial Reporting

 There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by CEO and CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIA, INC.
Dated: April 7, 2011

By: /s/ John Bryant
John Bryant, President