Form 10-Q
period 2011-06-30
MILLENNIA INC
filed 2011-08-22
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

Bonamour Pacific, Inc.
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900,Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

(214) 855-0808
(Registrant’s telephone number, including area code)

Millennia, Inc. 1700 Pacific Avenue, Suite 1880 Dallas, Texas, 75201
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock as of August 8, 2011 was 50,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$-	$50
Prepaid expense	15,000	-

Total current assets	15,000	50

Total assets	$15,000	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loans payable to related party	$15,000	$10,050
Accounts payable-trade	-	19,924
Accrued interest-related party	-	136

Total current liabilities	15,000	30,110

Stockholders' Equity (Deficit):
Common stock - par value $0.001; 50,000,000 shares authorized;
50,000,000 and 38,837,837 shares issued and outstanding,
respectively	50,000	38,838
Additional paid-in capital	261,700	-
Accumulated deficit	(311,700)	(68,898)

Total stockholders' equity (deficit)	-	(30,060)

Total liabilities and stockholders' equity (deficit)	$15,000	$50

The accompnaying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating expenses:
General and administration	224,050	2,439	242,803	20,516

Total operating expenses	224,050	2,439	242,803	20,516

Operating loss from continuing operations	(224,050)	(2,439)	(242,803)	(20,516)

Operating loss from discontinued operations	-	(49,798)	-	(150,747)

Loss before taxes	(224,050)	(52,237)	(242,803)	(171,263)

Provision for income taxes	-	-	-	-

Net loss	$(224,050)	$(52,237)	$(242,803)	$(171,263)

Loss per share, basic and diluted
Loss from continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations	0.00	(0.02)	0.00	(0.06)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.07)

Weighted average number of
shares outstanding	38,837,837	2,337,837	39,269,524	2,337,837

The accompnaying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(242,803)	$(171,263)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Loss from discontinued operations	-	150,747
Increase (decrease) in:
Prepaid expenses	(15,000)	-
Accounts payable and accrued expenses	(15,110)	18,683

Net cash flows used in operating activities	(272,913)	(1,833)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	220,000	-
Capital contribution	3,000	-
Funds advanced from related party	49,863	-

Net cash flows provided by financing activities	272,863	-

Decrease in cash	(50)	(1,833)
Cash, beginning of period	50	2,578
Cash, end of period	$-	$745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:

Forgiveness of related party debt	$49,863	$-

The accompnaying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – ORGANIZATION AND BUSINESS

Organization and Business

The Company was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc. In February 2005 the Company changed its state of incorporation to the State of Nevada. On August 11, 2011, the Company changed its name to Bonamour Pacific, Inc.

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

Thoroughbreds was incorporated on March 27, 2000 under the laws of the State of Nevada and was formed for the purpose of buying and selling thoroughbred race horses of every age from broodmares, weanlings, yearlings and racing age horses. However, in 2004, Thoroughbreds changed its primary business purpose from buying and selling thoroughbreds to buying, training, racing and breeding thoroughbred horses.

On July 28, 2010, the Company and Reunion Sports Group, LLC executed an Asset Purchase Agreement, under the terms of which the Company distributed 100% of the common stock of Thoroughbreds to Pam J. Halter and the operations of Thoroughbreds were discontinued and recorded to discontinued operations.

Acquisition and Subsequent Foreclosure Related to Reunion Sports Group, LLC

On July 28, 2010, the Company entered into an Asset Purchase Agreement ("Reunion Purchase Agreement") with Reunion Sports Group, LLC (“Reunion”), a Texas limited liability company, organized on April 5, 2007 for the purpose of acquiring minor league baseball operations.  Prior to the closing of the Reunion Purchase Agreement transaction, Reunion was in the business of operating six minor league baseball franchises.

Pursuant to the Reunion Purchase Agreement, the Company incorporated United League Baseball, Inc. (“ULB”), a wholly owned subsidiary formed in the state of Nevada, to acquire certain assets of Reunion, incluing the franchise agreements for the six Reunion minor league baseball teams,  in exchange for 36,500,000 newly issued shares of Company’s common stock. The Reunion Purchase Agreement was accounted for as a reverse acquisition under the purchase method for business combinations.  To give effect to the terms of the Reunion Purchase Agreement, the Company fully satisfied all accounts payable and its debt obligation (in the amount of $3,501,891 as of June 30, 2010) to its principal shareholder, Pam J. Halter, by conveying to such shareholder (i) cash in the amount of $100,000.00, (ii) a promissory note payable by Reunion in the amount of $200,000, plus all interest accrued thereon (the "$200,000 Note"), and (iii) 100% of the outstanding common stock of the Company’s wholly-owned subsidiary, Thoroughbreds, and such shareholder delivered to the Company a release of any further liability.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – ORGANIZATION AND BUSINESS (Continued)

Acquisition and Subsequent Foreclosure Related to Reunion Sports Group, LLC (Continued)

In early 2011, Reunion defaulted on the $200,000 Note due to Pam J. Halter (as assignee of the note from the Company), but entered into an agreement with Ms. Halter to extend the due date of such note to March 7, 2011. Reunion once again defaulted on the note but entered into an oral agreement with Ms. Halter under which she extended the note to April 18, 2011. Reunion defaulted on the single Note payment due April 18, 2011 and, on April 19, 2011, Ms. Halter foreclosed on the collateral under a mutual consent with Reunion.  By mutual oral consent the parties agreed to forebear implementation of the foreclosure until May 8, 2011 to give Reunion additional time to fund its obligation.  Payment did not occur by such date, and the foreclosure became complete.  As a result, Ms. Halter acquired control of the 36,500,000 shares of common stock previously controlled by Reunion, leaving Ms. Halter with control over 93.98% of the outstanding common stock of the Company. As part of the consent agreement, ULB was conveyed to Reunion and Reunion agreed to assume any and all liabilities of ULB.

On April 19, 2011 all the then-current members of the Company's Board of Directors; namely John W. Bryant, Byron Pierce and Stanley Wright, resigned as officers and directors after  unanimously appointing Ms. Halter to become the sole director and President and Chief Executive Officer of the Company, which became effective on May 9, 2011.

Stock Purchase Agreement with Bon Amour

On June 23, 2011, Pam J. Halter, the Company, and Bon Amour International, LLC (“Bon Amour”) executed a Stock Purchase Agreement (the “Halter Agreement”); pursuant to which Bon Amour purchased 6,837,837 shares of Company Common Stock, par value $0.001 per share (“Common Stock”) from Ms. Halter.

On June 23, 2011, the Company also executed an additional Stock Purchase Agreement (the “Millennia Agreement,” which together with the Halter Agreement are hereby collectively referred to as the “Purchase Agreements”) with Bon Amour, pursuant to which Bon Amour purchased an additional 11,162,163 newly issued shares of Company Common Stock for a purchase price of $220,000.

As a result of the Purchase Agreements described above, Bon Amour acquired an aggregate of 18,000,000 shares, representing approximately 36% of the outstanding Common Stock of the Company.  Nathan Halsey is the sole Manager, Chief Executive Officer and President of Bon Amour. Bon Amour acquired the shares using funds from its working capital. In connection with the transactions consummated under the Purchase Agreements (the “Transactions”), (1) Pam J. Halter resigned as the Company’s sole officer and Nathan Halsey was appointed as the President and Chief Executive Officer of the Company effective June 23, 2011, (2) Ms. Halter tendered her resignation as the Company’s sole director and appointed Nathan Halsey as the new sole director of the Company, which become effective July 7, 2011, (3) the parties agreed that the Articles of Incorporation of the Company will be promptly amended to increase the shares of Common Stock authorized for issuance by the Company from 50,000,000 to 500,000,000 shares (the “Amendment”), (4) Ms. Halter agreed to vote all shares held by her by written consent to approve the Amendment, (5) the parties acknowledged and agreed that upon effectiveness of the Amendment, the Company will issue and sell additional shares of Common Stock to Bon Amour in consideration of its contribution of certain assets to the Company, and upon issuance

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Stock Purchase Agreement with Bon Amour (Continued)

thereof, Bon Amour will obtain a controlling interest in the issued and outstanding shares of Company Common Stock (the “Additional Issuance”), and (6) Ms. Halter agreed to vote her shares of Common Stock to elect and qualify a Board consisting of one person nominated by Bon Amour until such time as the Additional Issuance is consummated.

Basis of Presentation

The interim financial statements of the Company presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the period ended December 31, 2010, as presented in the Company’s Form 10-K filed on February 23, 2011.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  Cash at times may exceed FDIC insurable limits.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At June 30, 2011 and December 31, 2010, the Company did not have any other financial instruments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At June 30, 2011 and December 31, 2010, the Company did not have any long-lived assets.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the six months ended June 30, 2011 and 2010.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At June 30, 2011 and 2010, there were no potential shares of Common Stock that would have a dilutive effect.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes.  The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements

All new accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date have been deemed not to be relevant to the Company and are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE C – DISCONTINUED OPERATIONS

The summary of discontinued operations is as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenues	$-0-	$11,200
Operating expenses	15,051	91,681
Operating Income (Loss)	(15,051)	(80,481)
Other Income (Expense)	(34,747)	(70,266)
Gain (Loss) from discontinued operations	$(49,798)	$(150,747)

NOTE D – RELATED PARTIES

Pursuant to the Asset Purchase Agreement between the Company and Reunion, Reunion paid to the Company, among other consideration, cash of $100,000 and a note payable from Reunion in the principal amount of $200,000, secured by 36,500,000 newly issued shares of common stock. The Company used the $100,000 cash proceeds from that transaction to pay off debt owed to Pam J. Halter, who served as Secretary and a Director of the Company from 2005 to 2010. In addition, the Company, for consideration, endorsed the note over to Ms. Halter with full recourse. On February 7, 2011, Ms. Halter, for consideration, granted Reunion an extension of time to March 7, 2011 to retire the debt. Subsequently said date was extended to April 18, 2011 under an oral agreement with Ms. Halter. Pursuant to the terms of the extension and oral agreement, Reunion agreed to assume certain obligations of the Company including legal, audit, office, and certain other expenses incurred by the Company totaling $26,407. In addition, certain members of Reunion agreed to reclassify loans made to the Company in the amounts of $10,050 as paid in capital.  Reunion defaulted on the single Note payment due April 18, 2011 and, on April 19, 2011, Ms. Halter foreclosed on the collateral under a mutual consent with Reunion.  By mutual oral consent the parties agreed to forebear implementation of the foreclosure until May 8 to give Reunion additional time to fund its obligation.  Payment did not occur by such date, and the foreclosure became complete.  As part of the consent agreement, ULB was conveyed to Reunion and Reunion agreed to assume any and all liabilities of ULB.

During the six months ended June 30, 2011, Bon Amour advanced the Company $15,000 in the form of direct payments to certain vendors to the Company.  The advances are non interest bearing and due on demand.

Other related party payables totaling $39,813 were contributed to capital.

Bon Amour, the Company’s majority shareholder, provides office space for the Company at no charge.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE D – RELATED PARTIES (continued)

Management considers the Company's current office space arrangement adequate.

NOTE E – COMMON STOCK

On June 23, 2011, the Company executed a Stock Purchase Agreement with Bon Amour, pursuant to which Bon Amour purchased 11,162,163 newly issued shares of Company Common Stock for a purchase price of $220,000.

At June 30, 2011 and December 31, 2010, the Company had 50,000,000 and 38,837,837 shares, respectively, of its Common Stock, par value of $0.001 per share, issued and outstanding.   Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

NOTE F – SUBSEQUENT EVENTS

Effective August 11, 2011 the Company amended its Articles of Incorporation, thereby changing the name of the Company to “Bonamour Pacific, Inc.” and effecting an increase in the number of authorized shares of Common Stock of the Company from 50,000,000 to 500,000,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, plans for proposed operations, descriptions of our strategies, our product and market development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited, to the risks and uncertainties discussed in our other filings with the SEC. We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

We are currently a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, subsequent to the change of control that occurred upon acquisition of common stock by Bon Amour in June 2011, we began evaluating various plans of operation. Management is currently working with Bon Amour to negotiate a license arrangement to conduct marketing and sale of Bon Amour products in Asia. Bon Amour manufactures and sells age-defying consumer products such as skin care products and nutritionals. In furtherance of its plans, management has also conducted market research regarding direct sales opportunities for Bon Amour products in Asia.

 Our principal office is located at 5190 N.Central Expressway, Suite 900, Dallas, Texas 75206-5141 and our telephone number is (214) 855-0808.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2011, the Company had an accumulated deficit of $311,700, and for the three months ended June 30, 2011 and 2010, incurred net losses of $224,050 and $52,237, respectively.  Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 23, 2011.

Liquidity and Capital Resources

The Company has yet to attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations until such time as management executes its plans for future operations in Asia, nor is there any assurance that such an operating level can ever be achieved once such plans are executed.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of June 30, 2011, the Company’s cash balance was $0 and had liabilities totaling $15,000, all of which is with a related party.  At June 30, 2011 the Company’s working capital deficit was $15,000.

Since the change in control that occurred in June 2011, Bon Amour has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can implement its plan of future operation and achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute additional funds to sustain operations.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2011, and June 30, 2010

For the three month periods ending June 30, 2011 and 2010, the Company’s had no revenue.  For the three month period ending June 30, 2011, the Company incurred general and administrative costs totaling $224,050 compared to $2,439 for the same period in 2010, an increase of $221,611.  The increase is primarily attributable to settlement of outstanding expenses for consulting services, reimbursable expenses paid on behalf of the Company and legal fees. For the three month period ending June 30, 2011, the Company incurred no losses from discontinued operations compared to $49,798 for the same period in 2010.

Comparison of Six Month Periods Ended June 30, 2011, and June 30, 2010

The Company had no generated no revenue during the six month periods ending June 30, 2011 and 2010.  For the six month period ending June 30, 2011, the Company had general and administrative costs totaling $242,803 compared to $20,516 for the same period in 2010, an increase of $222,287.  The increase is primarily attributable to settlement of outstanding expenses for consulting services, reimbursable expenses paid on behalf of the Company and legal fees.  During the six months end June 30, 2011, the Company incurred no losses from discontinued operations. For the same period in 2010 the Company experienced losses of $150,747 relating to discontinued operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our second quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive and financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to reevaluate this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

On June 23, 2011, the Company executed a Stock Purchase Agreement (the “Millennia Agreement”) with Bon Amour, pursuant to which Bon Amour purchased 11,162,163 newly issued shares of Company Common Stock for a purchase price of $220,000. The securities issued under the terms of the Millennia Agreement were privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Company reasonably believed that Bon Amour had access to information concerning its operations and financial condition, was acquiring the securities for its own account and not with a view to the distribution thereof, and was an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no “general solicitation” was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities under the terms of the Millennia Agreement were deemed to be restricted securities for purposes of the Securities Act and the certificates representing the securities bear legends and/or non-transfer provisions to that effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1
Stock Purchase Agreement dated June 23, 2011 between Millennia, Inc. and Bon Amour International, Inc. (incorporated by reference to Exhibit 10.2 of the Amended Current Report on Form 8-K/A filed with the Commission on July 22, 2010).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2011	BONAMOUR PACIFIC, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)