Form 10-Q
period 2011-09-30
BONAMOUR PACIFIC INC
filed 2011-11-14
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended	September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

Bonamour Pacific, Inc.
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900, Dallas, Texas	75206-5141
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 11, 2011 was 50,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$-	$50
Prepaid expense	2,888	-

Total current assets	2,888	50

Total assets	$2,888	$50

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Loans payable to related party	$17,753	$10,050
Accounts payable-trade	24,388	19,924
Accrued interest-related party	-	136

Total current liabilities	42,141	30,110

Stockholders' Deficit:
Common stock - par value $0.001; 500,000,000 shares authorized;
50,000,000 and 38,837,837 shares issued and outstanding,
respectively	50,000	38,838
Additional paid-in capital	261,701	-
Accumulated deficit	(350,954)	(68,898)

Total stockholders' deficit	(39,253)	(30,060)

Total liabilities and stockholders' equity deficit	$2,888	$50

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating expenses:
General and administration	39,252	22,785	282,056	43,301

Total operating expenses	39,252	22,785	282,056	43,301

Operating loss from continuing operations	(39,252)	(22,785)	(282,056)	(43,301)

Operating loss from discontinued operations	-	-	-	(150,747)

Loss before taxes	(39,252)	(22,785)	(282,056)	(194,048)

Provision for income taxes	-	-	-	-

Net loss	$(39,252)	$(22,785)	$(282,056)	$(194,048)

Loss per share, basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Loss from discontinued operations	0.00	0.00	0.00	(0.00)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	50,000,000	38,837,837	42,885,655	38,837,837

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,056)	$(194,048)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Loss from discontinued operations	-	150,747
Increase (decrease) in:
Prepaid expenses	(2,888)	-
Accounts payable and accrued expenses	9,316	41,468

Net cash flows used in operating activities	(275,628)	(1,833)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	220,000	-
Capital contribution	3,000	-
Funds advanced from related party	52,578	-

Net cash flows provided by financing activities	275,578	-

Decrease in cash	(50)	(1,833)
Cash, beginning of period	50	2,578
Cash, end of period	$-	$745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:

Forgiveness of related party debt	$49,863	$-

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE A – ORGANIZATION AND BUSINESS

Organization and Business

The Company was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc. In February 2005, the Company changed its state of incorporation to the State of Nevada. On August 11, 2011, the Company changed its name to Bonamour Pacific, Inc.

Since its inception, the Company has been a diversified management company engaged, through its affiliates and subsidiaries, in various businesses. The Company's primary business has been to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries. Consequently, the Company has never had any operations of its own that were not part of one of its affiliates and/or subsidiaries.

From November 1998 to January 2005, the Company had no business operations. In January 2005, it acquired 100% of the common stock of Thoroughbreds, Inc. ("Thoroughbreds"), which became a wholly-owned subsidiary of the Company and recommenced operations.

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

On July28, 2010, the Company and Reunion Sports Group, LLC executed an Asset Purchase Agreement, under the terms of which the Company distributed 100% of the common stock of Thoroughbreds to Pam J. Halter and the operations of Thoroughbreds were discontinued and recorded to discontinued operations.

Effective August 11, 2011, the Company amended its Articles of Incorporation, thereby changing the name of the Company to “Bonamour Pacific, Inc.” and effecting an increase in the number of authorized shares of Common Stock of the Company from 50,000,000 to 500,000,000.

Acquisition and Subsequent Foreclosure Related to Reunion Sports Group, LLC

On July 28, 2010, the Company entered into an Asset Purchase Agreement (the "Reunion Purchase Agreement") with Reunion Sports Group, LLC (“Reunion”), a Texas limited liability company, organized on April 5, 2007 for the purpose of acquiring minor league baseball operations.  Prior to the closing of the Reunion Purchase Agreement transaction, Reunion was in the business of operating six minor league baseball franchises.

Pursuant to the Reunion Purchase Agreement, on August 4, 2010, the Company incorporated United League Baseball, Inc. (“ULB”), a wholly-owned subsidiary formed in the state of Nevada, to acquire certain assets of Reunion, including the franchise agreements for Reunion's six minor league baseball teams, in exchange for 36,500,000 newly issued shares of the Company’s common stock. The Reunion Purchase Agreement was accounted for as a reverse acquisition under the purchase method for business combinations.  To give effect to the terms of the Reunion Purchase Agreement, the Company fully satisfied all accounts payable and its debt obligation (in the amount of $3,501,891) to its principal shareholder, Pam J. Halter, by conveying to Ms. Halter (i) cash in the amount of $100,000.00, (ii) a promissory note payable by Reunion in the amount of $200,000, plus all interest accrued thereon, and (iii) 100% of the outstanding common stock of the Company’s wholly-owned subsidiary, Thoroughbreds, and such shareholder delivered to the Company a release of further liability.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE A – ORGANIZATION AND BUSINESS (Continued)

Acquisition and Subsequent Foreclosure Related to Reunion Sports Group, LLC (Continued)

In early 2011, Reunion defaulted on the $200,000 note due to Pam J. Halter (as assignee of the note from the Company), but entered into an agreement with Ms. Halter to extend the due date of such note to March 7, 2011. Reunion once again defaulted on the note but entered into an oral agreement with Ms. Halter under which she extended the note to April 18, 2011. Reunion defaulted on the single Note payment due April 18, 2011 and, on April 19, 2011, Ms. Halter foreclosed on the collateral under a mutual consent with Reunion.  By mutual oral consent, the parties agreed to forebear implementation of the foreclosure until May 8, 2011 to give Reunion additional time to fund its obligation.  Payment did not occur by such date, and the foreclosure became complete.  As a result, Ms. Halter acquired control of the 36,500,000 shares of common stock previously controlled by Reunion, leaving Ms. Halter with control over 93.98% of the outstanding common stock of the Company. As part of the consent agreement, ULB was conveyed to Reunion and Reunion agreed to assume any and all liabilities of ULB.

On April 19, 2011, all the then-current members of the Company's Board of Directors; namely John W. Bryant, Byron Pierce and Stanley Wright, resigned as officers and directors after  unanimously appointing Ms. Halter to become the sole director and President and Chief Executive Officer of the Company, which became effective on May 9, 2011.

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
SEPTEMBER 30, 2011

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

Interim financial data presented herein is unaudited but, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  Cash at times may exceed FDIC insurable limits.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At September 30, 2011 and December 31, 2010, the Company did not have any other financial instruments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At September 30, 2011 and December 31, 2010, the Company did not have any long-lived assets.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the nine months ended September 30, 2011 and 2010.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At September 30, 2011 and 2010, there were no potential shares of Common Stock that would have a dilutive effect.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”)requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

NOTE C – DISCONTINUED OPERATIONS

The summary of discontinued operations is as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$-0-	$11,200
Operating expenses	-0-	91,681
Operating loss	-0-	(80,481)
Other expense	-0-	(70,266)
Loss from discontinued operations	$-0-	$(150,747)

NOTE D – RELATED PARTIES

Pursuant to the Asset Purchase Agreement between the Company and Reunion, Reunion paid to the Company, among other consideration, cash of $100,000 and a note payable from Reunion in the principal amount of $200,000, secured by 36,500,000 newly issued shares of common stock. The Company used the $100,000 cash proceeds from that transaction to pay off debt owed to Pam J. Halter, who served as Secretary and a Director of the Company from 2005 to 2010. In addition, the Company, for consideration, endorsed the note over to Ms. Halter with full recourse. On February 7, 2011, Ms. Halter, for consideration, granted Reunion an extension of time to March 7, 2011, to retire the debt. Subsequently said date was extended to April 18, 2011, under an oral agreement with Ms. Halter. Pursuant to the terms of the extension and oral agreement, Reunion agreed to assume certain obligations of the Company including legal, audit, office, and certain other expenses incurred by the Company totaling $26,407. In addition, certain members of Reunion agreed to reclassify loans made to the Company in the amounts of $10,050 as paid in capital.  Reunion defaulted on the single Note payment due April 18, 2011, and, on April 19, 2011, Ms. Halter foreclosed on the collateral under a mutual consent with Reunion.  By mutual oral consent the parties agreed to forebear implementation of the foreclosure until May 8 to give Reunion additional time to fund its obligation.  Payment did not occur by such date, and the foreclosure became complete.  As part of the consent agreement, ULB was conveyed to Reunion and Reunion agreed to assume any and all liabilities of ULB.

During the nine months ended September 30, 2011, Bon Amour advanced the Company $17,753 in the form of direct payments to certain vendors to the Company.  The advances are non interest bearing and due on demand.  Bon Amour, a shareholder of the Company’s, provides office space for the Company at no charge.

Other related party payables totaling $39,813 were contributed to capital.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE D – RELATED PARTIES (continued)

Management considers the Company's current office space arrangement adequate.

NOTE E – COMMON STOCK

On June 23, 2011, the Company executed a Stock Purchase Agreement with Bon Amour, pursuant to which Bon Amour purchased 11,162,163 newly issued shares of Company Common Stock for a purchase price of $220,000.

At September 30, 2011 and December 31, 2010, the Company had 50,000,000 and 38,837,837 shares, respectively, of its Common Stock, par value of $0.001 per share, issued and outstanding.   Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

NOTE F: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

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

Overview

We are currently a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, subsequent to the change of control that occurred upon acquisition of common stock by Bon Amour in June 2011, management began evaluating various plans of operation. As of the date of this report, management has not determined a plan of future operation.

Our principal office is located at 5190 N. Central Expressway, Suite 900, Dallas, Texas75206-5141 and our telephone number is (214) 855-0808.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2011, the Company had an accumulated deficit of $350,954, and for the nine months ended September 30, 2011 incurred net losses of $282,056.  Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011.

Liquidity and Capital Resources

The Company has yet to implement a plan of operation or attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations until such time as management determines a plan of future operation and implements such plans, nor is there any assurance that plans of operation will be determined or implemented, or that profitable operations can ever be achieved once such plans are implemented.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of September 30, 2011, the Company had a cash balance of $0 and liabilities totaling $42,141, including $17,753 in loans payable to  a related party.  At September 30, 2011, the Company’s working capital deficit was $39,253.

Since the change in control that occurred in June 2011, Bon Amour, a shareholder of the Company, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

Management expects that the Company will need to raise additional capital or otherwise obtain financing to commence and sustain operations until such time as the Company can determine and implement its plan of future operation and achieve profitability. The Company may not be able to raise additional capital or otherwise obtain financing on desirable terms or at all. If adequate funds cannot be raised or obtained, the Company may need to ask current shareholders to contribute additional funds to sustain operations. The Company does not have any agreement with any shareholder to provide any capital and there can be no assurance that any shareholder would be able or willing to fund the Company's continued operations.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

For the three months ended September 30, 2011 and 2010, the Company had no revenue.  For the three month period ended September 30, 2011, the Company incurred general and administrative costs totaling $39,252 compared to $22,785 for the comparable period in 2010, an increase of $16,467.  The increase is primarily attributable to increased consulting, audit and legal fees.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The Company had no revenue during the nine months ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011, the Company had general and administrative costs totaling $282,056 compared to $43,301 for the comparable period in 2010, an increase of $238,755.  The increase is primarily attributable to settlement of outstanding expenses for consulting services, reimbursable expenses paid on behalf of the Company and legal fees.  The Company did not incur any losses from discontinued operations during the nine months ended September 30, 2011, as compared to the comparable period in 2010, during which the Company incurred losses of $150,747 from discontinued operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.(REMOVED AND RESERVED)

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Qor are incorporated by reference as described below.

Exhibit	Description
3.1	Articles of Incorporation(incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB dated and filed with the Commission on May 19, 2006)
3.2	Certificate of Amendment to the Articles of Incorporation filed July 26, 2011 to be effective as of August 11, 2011*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2011	BONAMOUR PACIFIC, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)