Form 10-K
period 2011-12-31
BONAMOUR PACIFIC INC
filed 2012-03-30
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

BONAMOUR PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 855-0808

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was $1,664,699 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 20, 2012 was 50,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,”  “us,”  “our,”  “Bonamour Pacific,” or the “Company” refers to Bonamour Pacific, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends and activities will occur and the projected information based on those assumptions.  We do not know that all of our assumptions are accurate.  If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong.  There can be no assurance that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report.  This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future.  The discussion represents only the best assessment of management.

PART I

ITEM 1.                      BUSINESS

Overview of Business

We are a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a shell company, we have no current operations and no or nominal assets.  Our principal office is located at 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206 and our telephone number is (214) 855-0808.  The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "BONP."

Development of the Company

The Company was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc., and in February 2005, the Company changed its state of incorporation to the State of Nevada. On August 11, 2011, the Company changed its name to Bonamour Pacific, Inc.

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

From November 1998 to January 2005, the Company had no business operations. In January 2005, it acquired 100% of the common stock of Thoroughbreds, Inc. ("Thoroughbreds"), which became a wholly-owned subsidiary of the Company and recommenced operations. Thoroughbreds was incorporated on March 27, 2000 under the laws of the State of Nevada and engaged in the business of buying, selling, training, racing and breeding thoroughbred horses. On July 28, 2010,  the Company distributed 100% of the common stock of Thoroughbreds to Pam J. Halter under the terms of the Reunion Purchase Agreement between the Company and Reunion Sports Group, LLC described below.

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

Pursuant to the Reunion Purchase Agreement, on August 4, 2010, the Company incorporated United League Baseball, Inc. (“ULB”) under the laws of the state of Nevada as a wholly-owned subsidiary, to acquire certain assets of Reunion, including the franchise agreements for Reunion's six minor league baseball teams, in exchange for 36,500,000 newly issued shares of the Company’s common stock. The Reunion Purchase Agreement was accounted for as a reverse acquisition under the purchase method for business combinations.  To give effect to the terms of the Reunion Purchase Agreement, the Company fully satisfied all accounts payable and its debt obligation (in the amount of $3,501,891) to its principal shareholder, Pam J. Halter, by conveying to Ms. Halter (i) cash in the amount of $100,000, (ii) a promissory note payable by Reunion in the amount of $200,000, plus all interest accrued thereon, and (iii) 100% of the outstanding common stock of the Company’s wholly-owned subsidiary, Thoroughbreds, and such shareholder delivered to the Company a release of further liability.

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

On April 19, 2011, all the then-current members of the Company's Board of Directors; namely John W. Bryant, Byron Pierce and Stanley Wright, resigned as officers and directors after  unanimously appointing Ms. Halter to become the sole director and President and Chief Executive Officer of the Company. Ms. Halter’s appointment as the sole director became effective on May 9, 2011.

Stock Purchase Agreement with Bonamour

On June 23, 2011, Pam J. Halter, the Company, and Bon Amour International, LLC (“BAI”) executed a Stock Purchase Agreement (the “Halter Agreement”), pursuant to which BAI purchased 6,837,837 shares of Company Common Stock, par value $0.001 per share (“Common Stock”) from Ms. Halter.

On June 23, 2011, the Company also executed an additional Stock Purchase Agreement (the “Millennia Agreement,” which together with the Halter Agreement are hereby collectively referred to as the “Purchase Agreements”) with BAI, pursuant to which BAI purchased an additional 11,162,163 newly issued shares of Company Common Stock for a purchase price of $220,000.

As a result of the Purchase Agreements described above, BAI acquired an aggregate of 18,000,000 shares, representing approximately 36% of the outstanding Common Stock of the Company.  Nathan Halsey is the sole Manager, Chief Executive Officer and President of BAI. BAI acquired the shares using funds from its working capital. In connection with the transactions consummated under the Purchase Agreements (the “Transactions”), (1) Pam J. Halter resigned as the Company’s sole officer and Nathan Halsey was appointed as the President and Chief Executive Officer of the Company effective June 23, 2011, (2) Ms. Halter tendered her resignation as the Company’s sole director and appointed Nathan Halsey as the new sole director of the Company, which became effective July 7, 2011, (3) the parties agreed that the Articles of Incorporation of the Company will be promptly amended to increase the shares of Common Stock authorized for issuance by the Company from 50,000,000 to 500,000,000 shares (the “Amendment”), (4) Ms. Halter agreed to vote all shares held by her by written consent to approve the Amendment, (5) the parties acknowledged and agreed that upon effectiveness of the Amendment, the Company will issue and sell additional shares of Common Stock to BAI in consideration of its contribution of certain assets to the Company, and upon issuance thereof, BAI will obtain a controlling interest in the issued and outstanding shares of Company Common Stock (the “Additional Issuance”), and (6) Ms. Halter agreed to vote her shares of Common Stock to elect and qualify a Board consisting of one person nominated by BAI until such time as the Additional Issuance is consummated.

In furtherance of the Transactions, Pam J. Halter and Kevin B. Halter, Jr., who acquired 14,831,081 shares of Company Common Stock from Pam J. Halter, have both executed irrevocable proxies granting Nathan Halsey, individually as BAI’s designee, rights to vote shares of Common Stock held by them to enforce BAI’s rights under the Purchase Agreements.

Effective August 11, 2011, the Company amended its Articles of Incorporation, thereby changing the name of the Company to “Bonamour Pacific, Inc.” and an increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 500,000,000. However, as of the date of this Report, the Additional Issuance had not yet occurred.

Employees

Nathan W. Halsey, our sole director, President, Chief Executive Officer, and Secretary, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the  Exchange Act.

Additional Information

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.                      RISK FACTORS

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

On June 23, 2011, following a change in control of the Company, the Company relocated its principal offices to 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206, in office space leased by BAI, one of the Company’s principal shareholders. BAI provides principal office space to the Company at no charge, and we are not subject to a written lease agreement. This arrangement can be terminated at any time by us or BAI.

ITEM 3.                      LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings in which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

           Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONP.”  The following table shows the high and low bid information for our Common Stock for each quarter ended during the last two fiscal years.  According to information obtained from the OTCQB, during the fiscal year ended December 31, 2011, there were no bid or ask prices quoted on the OTCQB with respect to the Company.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2011
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
First Quarter	$0.00	$0.00

Fiscal Year 2010
Fourth Quarter	$1.63	$0.25
Third Quarter	$1.91	$0.70
Second Quarter	$1.01	$0.10
First Quarter	$1.85	$1.01

On March 20, 2012,  the last sale price of our Common Stock reported by the OTCQB was $2.15.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 20, 2012, we had 291 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of March 20, 2012, we had 50,000,000 shares of our Common Stock issued and outstanding.

Dividends

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

 The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years have been previously reported in Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

 ITEM 6.                      SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance.  All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements.  In particular, the words "believe," "expect," "intend," “anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We do not undertake any obligation to revise any forward-looking statements whether because of new information, future events, or otherwise.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Overview

Since its inception, the Company has been a diversified management company engaged, through its affiliates and subsidiaries, in various businesses. The Company's primary business has been to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries. Consequently, the Company has never had any operations of its own that were not part of one of its affiliates and/or subsidiaries.  The Company’s last business, as a holding company for United League Baseball,Inc., a wholly-owned subsidiary engaged in independent minor league baseball, discontinued operations in September 2010.  The Company is currently a shell company without a current plan of operation.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At December 31, 2011, the Company had an accumulated deficit of $357,402, and for the years ended December 31, 2011 and 2010, the Company incurred losses of $288,504 and $201,823, respectively.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  The Company deposits cash with financial institutions with a maximum federal insurance limits (FDIC) of $250,000 per bank.  The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 and 2010.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.  The Company’s cash is not held for trading purposes.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements which includes prepaid expenses.  Impairment analysis will be made of all assets using fair value measurements.

Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  In accordance with ASC 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share," which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2011 and 2010.

Use of Estimates

The Company’s financial statements have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

Although the Company began its operations in 1982, it has changed its business focus a number of times and yet to attain a level of operations which allows it to meet its current overhead.  With the change in control occurring in June 2011, the Company is considering various plans of operation.  We do not contemplate attaining profitable operations until such time as management determines its plan of future operation, nor is there any assurance that such an operating level can ever be achieved once that is determined.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses once our plan of future operation is determined, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2011, the Company’s cash balance was $0.  The Company’s working capital was also $0 as of December 31, 2011.

Since the change in control that occurred in June 2011, BAI has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

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

Results of Operations

Results of Operations – Comparison of Years Ending December 31, 2011 and 2010

For the years ended December 31, 2011 and 2010, the Company’s revenue totaled $0 and $11,200 respectively.  The revenue derived in 2010 relates to discontinued business operations.

For the year ended December 31, 2011, the Company had general and administrative costs totaling $288,504 compared to general and administrative costs of $51,076 for the same period in 2010, an increase of $237,428.  This increase relates to the Company’s change in control and costs associated with the Company’s efforts to maintain its public entity status. The Company also sustained operating losses from discontinued business operations of $0 and $150,747 for the years ended December 31, 2011, respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1, and are incorporated herein by this reference.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan W. Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect thetransactions and dispositions of the assets of the Company;
·
provide reasonable assurance that transactions are recorded as necessary to permit preparationof financial statements in accordance with GAAP, and that receipts and expenditures of theCompany are being made only in accordance with authorizations of management and directors of the Company; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorizedacquisition, use or disposition of the Company’s assets that could have a material effect on thefinancial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, our sole officer has assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management has determined that as of December 31, 2011, our internal controls over financial reporting are effective and there are no material weaknesses in our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals currently serve or have served during the fiscal year ended December 31, 2011 as directors and/or executive officers of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appointment	Position(s) Held
Nathan W. Halsey	35	June 23, 2011*	Director, President, Chief Executive Officer and Secretary
Pam J. Halter	56	April 19, 2011*	Former Director, President and Chief Executive Officer
John Bryant	64	September 13, 2010*	Former Director, President and Chief Executive Officer
Stanley Wright	61	September 13, 2010*	Former Director and Chief Financial Officer
Byron Pierce	63	September 13, 2010*	Former Director and Chief Operating Officer

*Represents date of earliest appointment to a directorship or officer position. Details regarding terms of service in each capacity are described in the descriptions of such persons’ business experience below.

The following is a brief account of the business experience during at least the past five years of the current and former directors and executive officers of the Company identified above.  Information regarding fomer directors and officers, who are no longer associated with the Company, is based upon previous filings made by such directors and officers in previously filed Reports on Form 10-K and 8-K.

Nathan W. Halsey - President, Chief Executive Officer, Secretary and Director (President and Chief Executive Officer since June 23, 2011; Director since August 11, 2011)

Nathan Halsey was appointed to serve as the Company’s President and Chief Executive Officer effective June 23, 2011, upon the resignation from such offices by Pam J. Halter. Mr. Halsey was appointed the sole director of the Company effective August 11, 2011. Mr. Halsey is the sole Manager, Chief Executive Officer and President of BAI. In the first quarter of 2011 Mr. Halsey was appointed as the sole director of Bonamour, Inc. (f/k/a) Ventura Assets Limited, a Colorado corporation, for which he also began serving as President, Chief Executive Officer, and Secretary effective January 27, 2011.  Mr. Halsey began his career as a management and strategy consultant for Ernst & Young, LLP. In this capacity, Mr. Halsey provided transformation advisory services to telecommunications companies. Mr. Halsey’s clients included businesses that ranged in size from start‐ups to Fortune 500 companies such as AT&T. In 2003, Mr. Halsey founded NWH Management, LLC, a holding and investment company with a focus on energy exploration and commercial real estate development. Between 2003 and 2008, Mr. Halsey oversaw the launch of three start-up portfolio companies, managed over $150 million in investments in energy exploration, commercial real estate development, and private equity participation in early stage technology companies. In 2009, Nathan became sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, a NWH Management, LLC portfolio company. In May 2010, Nathan oversaw the opening of the Bon Amour Asia regional headquarters office in Hong Kong. In its first four months of operations, Bon Amour Asia expanded from Hong Kong to Singapore, Malaysia, and Indonesia.

Pam J. Halter, Director, President and Chief Executive Officer (President and Chief Executive Officer April 19, 2011-June 23, 2011; Director April 19, 2011 –August 11, 2011)

Pam J. Halter was named  President and Chief Executive Officer of the Company, as well as a director, on April 119, 2011.   Ms. Halter previously served as Secretary and Director of Company from February 2005 until September 2010.  Since 2000, she has been the President, CEO and a director of Thoroughbreds, Inc., a Nevada corporation.  She has been involved in various facets of horse racing since the age of sixteen and became a trainer and owner of horses over 20 years ago.  From March 2000 until March 2003, Ms. Halter was President, CEO and adirector of Doblique, Inc., a company engaged in the thoroughbred racing business.  From February 21, 2006 until February 5, 2008, she was Secretary and a director of Rub a Dub Soap Company, Inc.

John Bryant, Director, President and Chief Executive Officer (September 13, 2010-April 19, 2011)

John Bryant served as the Company’s President and Chief Executive Officer, as well as a member of the Company’s Board of Directors from September 13, 2010 until April 19, 2011.  Mr. Bryant served as Chief Executive Officer and member of the Board of Directors of Reunion Sports Group, LLC, dba United League Baseball beginning in 2009, where his duties  included all chief executive responsibilities for the league of six professional minor league baseball teams.  He has been active in the professional baseball industry since 1994 and has served as co-founder and Commissioner of the Texas-Louisiana League.  He served from 1983 until 1997 in the United States House of Representatives as U.S. Congressman representing the Dallas, Texas area and ten North Texas Counties and also served as the U.S. Ambassador to the International Telecommunications Union and World Radio Communications Conference in 1997.  In addition, he has been a licensed attorney at law since 1972 and served in the Texas House of Representatives from 1974 to 1983.

Byron Pierce, Director and Chief Operating Officer (September 13, 2010-April 19, 2011)

Byron Pierce served as the Company’s Chief Operating Officer and a director from September 13, 2011 until his resignation on April 19, 2011.  Mr. Pierce also served as Chief Operating Officer and member of the Board of Directors of Reunion Sports Group, LLC, dba United League Baseball beginning in 2009, where his duties included all operational responsibilities for the league of six professional minor league baseball teams.  He has been active in the professional baseball industry since 1991 and was co-founder of the Texas-Louisiana League.  In addition, he has been President and Chief Executive Officer of Anchor Sports I, Inc., a distributor of infield maintenance supplies to baseball parks, since 2000.

Stanley Wright, Director and Chief Financial Officer (September 13, 2010-April 19, 2011)

Byron Pierce served as the Company’s Chief Operating Officer and a director from September 13, 2011 until his resignation on April 19, 2011. Mr. Wright also served Chief Financial Officer and member of the Board of Directors of Reunion Sports Group, LLC, dba United League Baseball since 2009, where his duties included all financial and accounting responsibilities for the league of six professional minor league baseball teams.  In addition, he served as President and Chief Executive Officer of Motown, Inc., a licensed financial institution, and has been a practicing Certified Public Accountant and entrepreneur since 1976.

Significant Employees

We have no employees as of the date of this report.

Family Relationships

There are no family relationships between any of our current and/or former directors and executive officers.

Involvement In Certain Legal Proceedings

During the past ten years, Nathan W. Halsey, the Company's sole officer and director, has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Code of Ethics for Financial Executives

The Company has not adopted a Financial Code of Ethics applicable to our directors, officers and employees.  Due to the Company’s status as a “shell company,” the Board does not believe adoption of a Code of Ethics is necessary at this time.

Board Committees and Financial Expert

The Company does not currently maintain separate audit, nominating or compensation committees.  When necessary, the entire Board of Directors performs the tasks that would be required of those committees. Furthermore, we do not have a qualified financial expert serving on the Board of Directors at this time, because we have not been able to hire a qualified candidate and we have inadequate financial resources at this time to hire such an expert.

ITEM 11.                      EXECUTIVE COMPENSATION

None of our excutive officers have received compensation for services rendered in any capacity on behalf of the Company during the years ended December 31, 2011 and 2010.

The Company has not entered into an employment agreement or consulting agreement with Nathan W. Halsey, the sole officer and director of the Company, and there are no arrangements or plans pursuant to which the Company provides pension, retirement, perquisites or similar benefits for executive officers.

Although the Company does not currently compensate its officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers will depend on the availability of cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards

The Company has no equity compensation plans.

Compensation of Directors

The Company does not pay compensation to its directors for their service at this time.  Furthermore, the Company has no present formal plan for compensating our directors for their service in their capacity as such.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 20, 2012, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Bonamour Pacific, Inc., 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206. Except as set forth below, applicable percentages are based upon 50,000,000 shares of Common Stock outstanding as of March 20, 2012.

Name and Address of Beneficial Owner	Title of Class	Amount of Beneficial Ownership	Percent of Class

Nathan W. Halsey (1)(2)(3) President and Chief Executive Officer, and Director	Common	46,300,670	92.60%

Bon Amour International, LLC(2)(3) 5190 N. Central Expressway, Suite 900 Dallas, Texas 75206	Common	46,300,670	92.60%

Kevin B. Halter, Jr.(2) 1126 Whispering Oaks Drive Desoto, TX 75115	Common	14,831,081	29.66%

Pam J. Halter(3) 1126 Whispering Oaks Drive Desoto, TX 75115	Common	14,831,082	29.66%

All Directors and Officers c/o Millennia, Inc. 1700 Pacific Ave., Suite 1880 Dallas, TX 75201	Common	46,300,670	92.60%

(1)
By virtue of his relationship with BAI, as an equity holder and its sole Manager and officer, the shares of Common Stock owned by BAI may be deemed indirectly beneficially owned by Mr. Halsey. Mr. Halsey disclaims beneficial ownership of such shares.

(2)
By virtue of his relationship with BAI, as an equity holder and its sole Manager and officer, Mr. Halsey holds an irrevocable proxy to vote shares held by Mr. Halter on BAI’s behalf as a result of the Transactions, and therefore the shares of Common Stock owned by Mr. Halter may be deemed indirectly beneficially owned by both BAI and Mr. Halsey.  BAI and Mr. Halsey disclaim beneficial ownership of such shares.

(3)
By virtue of his relationship with BAI, as an equity holder and its sole Manager and officer, Mr. Halsey holds an irrevocable proxy to vote shares of Common Stock owned by Ms. Halter on BAI’s behalf as a result of the Transactions, and therefore the shares of common stock owned by Ms. Halter may be deemed indirectly beneficially owned by both BAI and Mr. Halsey.  BAI and Mr. Halsey disclaim beneficial ownership of such shares.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On July 28, 2010, the Company entered into an Asset Purchase Agreement with Reunion. Pursuant to the Reunion Purchase Agreement, on August 4, 2010, the Company incorporated ULB as a wholly-owned subsidiary, to acquire certain assets of Reunion, including the franchise agreements for Reunion's six minor league baseball teams, in exchange for 36,500,000 newly issued shares of the Company’s common stock. The Reunion Purchase Agreement was accounted for as a reverse acquisition under the purchase method for business combinations.  To give effect to the terms of the Reunion Purchase Agreement, the Company fully satisfied all accounts payable and its debt obligation (in the amount of $3,501,891) to its principal shareholder, Pam J. Halter, by conveying to Ms. Halter (i) cash in the amount of $100,000, (ii) a promissory note payable by Reunion in the amount of $200,000, plus all interest accrued thereon, and (iii) 100% of the outstanding common stock of the Company’s wholly-owned subsidiary, Thoroughbreds, and such shareholder delivered to the Company a release of further liability.

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

On April 19, 2011, all the then-current members of the Company's Board of Directors; namely John W. Bryant, Byron Pierce and Stanley Wright, resigned as officers and directors after  unanimously appointing Ms. Halter to become the sole director and President and Chief Executive Officer of the Company. Ms. Halter’s appointment as the sole director became effective on May 9, 2011.

Stock Purchase Agreement with BAI

On June 23, 2011, Pam J. Halter, the Company, and BAI executed a Stock Purchase Agreement, pursuant to which BAI purchased 6,837,837 shares of Company Common Stock from Ms. Halter.

On June 23, 2011, the Company also executed an additional Stock Purchase Agreement with BAI, pursuant to which BAI purchased an additional 11,162,163 newly issued shares of Company Common Stock for a purchase price of $220,000.

As a result of the Purchase Agreements described above, BAI acquired an aggregate of 18,000,000 shares, representing approximately 36% of the outstanding Common Stock of the Company.  Nathan Halsey is the sole Manager, Chief Executive Officer and President of BAI. BAI acquired the shares using funds from its working capital. In connection with the transactions consummated under the Purchase Agreements, (1) Pam J. Halter resigned as the Company’s sole officer and Nathan Halsey was appointed as the President and Chief Executive Officer of the Company effective June 23, 2011, (2) Ms. Halter tendered her resignation as the Company’s sole director and appointed Nathan Halsey as the new sole director of the Company, which became effective July 7, 2011, (3) the parties agreed that the Articles of Incorporation of the Company will be promptly amended to increase the shares of Common Stock authorized for issuance by the Company from 50,000,000 to 500,000,000 shares (the “Amendment”), (4) Ms. Halter agreed to vote all shares held by her by written consent to approve the Amendment, (5) the parties acknowledged and agreed that upon effectiveness of the Amendment, the Company will issue and sell additional shares of Common Stock to BAI in consideration of its contribution of certain assets to the Company, and upon issuance thereof, BAI will obtain a controlling interest in the issued and outstanding shares of Company Common Stock (the “Additional Issuance”), and (6) Ms. Halter agreed to vote her shares of Common Stock to elect and qualify a Board consisting of one person nominated by BAI until such time as the Additional Issuance is consummated.

In furtherance of the Transactions, Pam J. Halter and Kevin B. Halter, Jr., who acquired 14,831,081 shares of Company Common Stock from Pam J. Halter, have both executed irrevocable proxies granting Nathan Halsey, individually as BAI’s designee, rigths to vote shares of Common Stock held by them to enforce BAI’s rights under the Purchase Agreements.

On June 23, 2011, in connection with the Transactions resulting in a change in control of the Company, the Company relocated its principal offices to 5190 N. Central Expressway, Suite 900, Dallas, Texas 75206, in office space leased by BAI, the Company’s principal shareholder. BAI provides principal office space to the Company at no charge. This arrangement can be terminated at any time by us or BAI.

Director Independence

           Our securities are not currently listed on a national securities exchange or interdealer quotation system which would require that the Board of Directors include a majority of directors that are “independent.” Furthermore, no members of our Board of Directors would qualify as “independent” directors as such term is defined in the Nasdaq Global Market listing standards.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In 2011, Sherb & Co., LLP billed the Company $22,500 for professional services rendered for the annual audit for the year ended December 31, 2010, the quarterly review of the Company's financial statements for 2011, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

In 2010, Sherb & Co., LLP billed the Company $22,500 for professional services rendered for the annual audit for the year ended December 31, 2009, the quarterly review of the Company's financial statements for 2010, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Audit-Related Fees

We incurred no fees for the 2011 and 2010 fiscal years for professional services rendered by Sherb & Co., LLP other than the fees disclused above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2011 and 2010 fiscal years for professional services rendered by Sherb & Co., LLP or tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2011 and 2010 fiscal years for any other products or professional services rendered by Sherb & Co., LLP other than as described above.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the Commission on May 19, 2006).
3.2
Certificate of Amendment to the Articles of Incorporation filed July 26, 2011 to be effective as of August 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-Q for the Period Ended September 30, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).
4.1	Specimen Stock Certificate*
10.1
Promissory Note Extension Agreement, dated February 7, 2011, by and between Pam J. Halter and Reunion Sports Group LLC (incorporated by reference to Ex. 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2011)(1)

10.2
Consent Agreement, dated April 19, 2011, by and between Pam J. Halter and Reunion Sports Group LLC (incorporated by reference to Ex. 10.1 of the Company’s Report on Form 8-K dated May 8, 2011, filed with the Commission on May 9, 2011) (1)

10.3
Stock Purchase Agreement dated June 23, 2011 between Millennia, Inc. and Bon Amour International, LLC (incorporated by reference to Ex.10.2 of the Amended Current Report on Form 8-K/A filed with the Commission on July 22, 2011).

10.4
Stock Purchase Agreement dated June 23, 2011 by and among Pam J. Halter, Millennia, Inc. and Bon Amour International, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011 (the “June 27, 2011 8-K”)).

31.1	Certification of Principal Executive and Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
101	Interactive data files pursuant to Rule 405 of Regulation S-T. *

* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 30, 2012	BONAMOUR PACIFIC, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 30, 2012

Bonamour Pacific, Inc.

Financial Statements

December 31, 2011 and 2010

(With Independent Auditors’ Report Thereon)

 Bonamour Pacific, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bonamour Pacific, Inc.

We have audited the accompanying balance sheets of Bonamour Pacific, Inc. f/k/a Millennia, Inc., as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonamour Pacific, Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the Company  will  continue  as a  going  concern.  As discussed in note A to the financial statements, the Company has an accumulated deficit of $357,402 through December 31, 2011, and a net loss of $288,504 at December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note A. The accompanying financial statements do not include any  adjustments relating to the  recoverability  and classification of asset carrying amounts or the amount and  classification  of  liabilities  that  might  result  should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 28, 2012

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$-	$50
Prepaid expense	1,925	-

Total current assets	1,925	50

Total assets	$1,925	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans payable-related party	$34,348	$10,050
Accounts payable-trade	13,278	19,924
Accrued interest-related party	-	136

Total current liabilities	47,626	30,110

Stockholders' Deficit:
Common stock - par value $0.001; 500,000,000 and 50,000,000 shares authorized on December 31, 2011 and 2010, respectively;
50,000,000 and 38,837,837 shares issued and outstanding, respectively	50,000	38,838
Additional paid in capital	261,701	-
Accumulated deficit	(357,402)	(68,898)

Total stockholders' deficit	(45,701)	(30,060)

Total liabilities and stockholders' deficit	$1,925	$50

The accompanying notes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

Revenues	$-	$-

Operating expenses:
General and administration	288,504	51,076

Total operating expenses	288,504	51,076

Operating loss from continuing operations	(288,504)	(51,076)

Operating loss from discontinued operations	-	(150,747)

Loss before taxes	(288,504)	(201,823)

Provision for income taxes	-	-

Net loss	$(288,504)	$(201,823)

Loss per share, basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	0.00	(0.01)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of
shares outstanding - basic and diluted	44,678,860	12,537,837

The accompanying notes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balance, December 31, 2009	2,337,837	$2,338	$-	$168,925	$171,263

Issuance of common stock pursuant
to asset purchase agreement	36,500,000	36,500	-	(36,000)	500
Net loss	-	-	-	(201,823)	(201,823)

Balance, December 31, 2010	38,837,837	38,838	-	(68,898)	(30,060)

Issuance of common stock pursuant
to stock purchase agreement	11,162,163	11,162	208,838	-	220,000
Forgiveness of debt	-	-	49,863	-	49,863
Capital contribution	-	-	3,000	-	3,000
Net loss	-	-	-	(288,504)	(288,504)

Balance, December 31, 2011	50,000,000	$50,000	$261,701	$(357,402)	$(45,701)

The accompanying notes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
f/k/a MILLENNIA, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,504)	$(201,823)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Loss from discontinued operations	-	150,747
Increase in prepaid expenses	(1,925)	-
Decrease in accounts payable	(1,795)	48,548

Net cash flows used in operating activities	(292,224)	(2,528)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	220,000	-
Capital contribution	3,000	-
Funds advanced from related parties	69,174	-

Net cash flows provided by financing activities	292,174	-

Decrease in cash	(50)	(2,528)
Cash, beginning of period	50	2,578
Cash, end of period	$-	$50

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$97	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:

Forgiveness of related party debt	$49,863	$-

The accompanying notes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND BUSINESS

Bonamour Pacific, Inc. (the “Company”) was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc. In February 2005, the Company again changed its state of incorporation to the State of Nevada. On August 11, 2011, the Company again changed its name to Bonamour Pacific, Inc.

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

Thoroughbreds was incorporated on March 27, 2000 under the laws of the State of Nevada and engaged in the business of buying, selling, training, racing and breeding thoroughbred horses.

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

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

On April 19, 2011, all the then-current members of the Company's Board of Directors; namely John W. Bryant, Byron Pierce and Stanley Wright, resigned as officers and directors after  unanimously appointing Ms. Halter to become the sole director and President and Chief Executive Officer of the Company, which became effective on May 9, 2011.

For financial statement purposes this transaction was considered a non event.

Stock Purchase Agreement with Bonamour

On June 23, 2011, Pam J. Halter, the Company, and Bon Amour International, LLC (“BAI”) executed a Stock Purchase Agreement (the “Halter Agreement”) pursuant to which BAI purchased 6,837,837 shares of Company Common Stock, par value $0.001 per share (“Common Stock”) from Ms. Halter.

On June 23, 2011, the Company also executed an additional Stock Purchase Agreement (the “Millennia Agreement,” which together with the Halter Agreement are hereby collectively referred to as the “Purchase Agreements”) with BAI, pursuant to which BAI purchased an additional 11,162,163 newly issued shares of Company Common Stock for a purchase price of $220,000.

As a result of the Purchase Agreements described above, BAI acquired an aggregate of 18,000,000 shares, representing approximately 36% of the outstanding Common Stock of the Company.  Nathan Halsey is the sole Manager, Chief Executive Officer and President of BAI. BAI acquired the shares using funds from its working capital. In connection with the transactions consummated under the Purchase Agreements (the “Transactions”), (1) Pam J. Halter resigned as the Company’s sole officer and Nathan Halsey was appointed as the President and Chief Executive Officer of the Company effective June 23, 2011, (2) Ms. Halter tendered her resignation as the Company’s sole director and appointed Nathan Halsey as the new sole director of the Company, which become effective July 7, 2011, (3) the parties agreed that the Articles of Incorporation of the Company will be promptly amended to increase the shares of Common Stock authorized for issuance by the Company from 50,000,000 to 500,000,000 shares (the “Amendment”), (4) Ms. Halter agreed to vote all shares held by her by written consent to approve the Amendment, (5) the parties acknowledged and agreed that upon effectiveness of the Amendment, the Company will issue and sell additional shares of Common Stock to BAI in consideration of its contribution of certain assets to the Company, and upon issuance thereof, BAI will obtain a controlling interest in the issued and outstanding shares of Company Common Stock (the “Additional Issuance”), and (6) Ms. Halter agreed to vote her shares of Common Stock to elect and qualify a Board consisting of one person nominated by BAI until such time as the Additional Issuance is consummated.

In furtherance of the Transactions, Pam J. Halter and Kevin B. Halter, Jr., who acquired 14,831,081 shares of Company Common Stock from Pam J. Halter, have both executed irrevocable proxies granting Nathan Halsey, individually as BAI’s designee, rights to vote shares of Common Stock held by them to enforce BAI’s rights under the Purchase Agreements.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

Effective August 11, 2011, the Company amended its Articles of Incorporation, thereby changing the name of the Company to “Bonamour Pacific, Inc.” and an increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 500,000,000.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "BONP."

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2011, the Company had an accumulated deficit of $357,402 and for the year ended December 31, 2011, the Company incurred losses of $288,504.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  The Company deposits cash with financial institutions with a maximum federal insurance limits (FDIC) of $250,000 per bank.  The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 and 2010.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of the Company’s current assets and current liabilities approximates their carrying amount due to their readily available nature and short maturity.  The Company’s cash is not held for trading purposes.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements which includes prepaid expenses.  Impairment analysis will be made of all assets using fair value measurements.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.  In accordance with ASC 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share," which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2011 and 2010.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718-10, "Share Based Payments."  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation at during 2011 and 2010.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The Company’s financial statements have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

NOTE C – DISCONTINUED OPERATIONS

The summary of discontinued operations is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	$-0-	$11,200
Operating expenses	-0-	91,681
Operating loss	-0-	(80,481)
Other expense	-0-	(70,266)
Loss from discontinued operations	$-0-	$(150,747)

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

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2011, BAI advanced the Company $34,348 in the form of direct payments to certain vendors to the Company.  The advances are non-interest bearing and due on demand.  BAI, a shareholder of the Company, provides office space for the Company at no charge.  Management considers the Company's current office space arrangement adequate.

NOTE E – COMMON STOCK

The Company is authorized to issue up to 500,000,000 shares of common stock at $0.001 par value per share ("Common Stock").  As of December 31, 2011 and as of the date of this filing, the Company has 50,000,000 shares of Common Stock issued and outstanding.  At December 31, 2010, the Company had 38,837,837 shares outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

On June 23, 2011, the Company executed a Stock Purchase Agreement with BAI, pursuant to which BAI purchased 11,162,163 newly issued shares of Company Common Stock for a purchase price of $220,000.

NOTE F – INCOME TAXES

The Company had federal net operating tax loss carry-forward of approximately $4,470,000 as of December 31, 2011.  The tax loss carry-forwards are available to offset future taxable income and will expire through 2031.  The transaction on July 28, 2010  and June 2011 resulted in a change in ownership of the company. Therefore, future utilization of losses through those dates are limited pursuant to Internal Revenue Code Section 382.

The difference between the expected income tax expense (benefit) and the actual tax (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Years Ended December 31,
	2011	2010

Expected income tax (benefit) at statutory rate of 35%	$(101,000)	$(71,000)
Permanent differences	65,000	-
Change in valuation account	36,000	71,000

Income tax expense (benefit)	$-0-	$-0-

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2011	2010
Deferred Tax Assets:

Tax benefit of net operating loss carry-forward	$1,564,000	$1,528,000
Amortization

Less: valuation allowance	(1,564,000)	(1,528,000)
Net deferred tax asset	$-0-	$-0-

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As of December 31, 2011 and 2010, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2011 and 2010, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE G – COMMITMENTS AND CONTINGENCIES

Since inception the Company has been using office space provided by a shareholder without charge.

NOTE H - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued, and has determined it has no other material subsequent events requiring disclosure.