Form 10-Q
period 2012-03-31
BONAMOUR PACIFIC INC
filed 2012-05-14
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

BONAMOUR PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 N. Central Expressway, Suite 900, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2012 was 50,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR PACIFIC, INC.
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Prepaid expense	$963	$1,925

Total current assets	963	1,925

Total assets	$963	$1,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans payable-related party	$48,217	$34,348
Accounts payable-trade	26,344	13,278

Total current liabilities	74,561	47,626

Stockholders' Deficit:
Common stock - par value $0.001; 500,000,000 shares authorized;
50,000,000 shares issued and outstanding	50,000	50,000
Additional paid in capital	261,701	261,701
Accumulated deficit	(385,299)	(357,402)

Total stockholders' deficit	(73,598)	(45,701)

Total liabilities and stockholders' deficit	$963	$1,925

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31, 2012	March 31, 2011

Revenues	$-	$-

Operating expenses:
General and administration	27,897	18,753

Total operating expenses	27,897	18,753

Loss before taxes	(27,897)	(18,753)

Provision for income taxes	-	-

Net loss	$(27,897)	$(18,753)

Loss per share, basic and diluted	$-	$-

Weighted average number of shares outstanding	50,000,000	38,837,837

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,897)	$(18,753)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Change in operating assets and liabilities:
Prepaid expenses	963	-
Accounts payable	13,065	12,406

Net cash flows used in operating activities	(13,869)	(6,347)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Funds advanced by related party	13,869	-
Capital contribution	-	6,347

Net cash flows provided by financing activities	13,869	6,347

Decrease in cash	-	-
Cash, beginning of period	-	50
Cash, end of period	$-	$50

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:

Conversion of debt to equity	$-	$36,457

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of Bonamour Pacific, Inc. (the “Company”).  All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the our audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10K, filed with the Securities Exchange Commission on March 30, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE B -- GOING CONCERN

The financial statements of the Company have been prepared in conformity with GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been met through the sale of its common stock, cash advances from related parties, and established trade credit.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations.  These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C – RELATED PARTIES

During the three months ended March 31, 2012, Bon Amour International, LLC (“BAI”) advanced the Company $13,869 in the form of direct payments to certain vendors to the Company.  The advances are non-interest bearing and due on demand.  BAI, a shareholder of the Company, provides office space for the Company at no charge.  Management considers the Company's current office space arrangement adequate.

NOTE D – CAPITAL STOCK

The Company is authorized to issue up to 500,000,000 shares of common stock at $0.001 par value per share ("Common Stock").  As of March 31, 2012, December 31, 2011, and as of the date of this filing, the Company has 50,000,000 shares of Common Stock issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the three months ended March 31, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as with our financial statements and the notes thereto included elsewhere herein.

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

Overview

We are currently a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, subsequent to the change of control that occurred upon acquisition of common stock by Bon Amour International, LLC in June 2011, management began evaluating various plans of operation. As of the date of this report, management has not determined a plan of future operation.

Our principal office is located at 5190 North Central Expressway, Suite 900, Dallas, Texas and our telephone number is (214) 855-0808.  We are traded on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONP.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2012, the Company had an accumulated deficit of $385,299, and for the three months ended March 31, 2012 incurred net losses of $27,897.  Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

As of March 31, 2012, the Company had a cash balance of $0 and liabilities totaling $74,561, including $48,217 in loans payable to  a related party.  At March 31, 2012, the Company’s working capital deficit was $73,598.

Since the change in control that occurred in June 2011, BAI, a shareholder of the Company, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

For the three months ended March 31, 2012 and 2011, the Company had no revenue.  For the three month period ended March 31, 2012, the Company incurred general and administrative costs totaling $27,897 compared to $18,753 for the comparable period in 2011, an increase of $9,144.  The increase is primarily attributable to increased consulting, audit and legal fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to re-evaluate this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended March 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

May 10, 2012	BONAMOUR PACIFIC, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)