Form 10-Q
period 2012-06-30
BONAMOUR PACIFIC INC
filed 2012-08-10
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

BONAMOUR PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5910 N. Central Expressway, Suite 900, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of August 2, 2012 was 77,500.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR PACIFIC, INC.
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Prepaid expense	$-	$1,925
Total current assets	-	1,925

Total assets	$-	$1,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans payable-related party	$65,853	$34,348
Accounts payable	22,460	13,278
Total current liabilities	88,313	47,626

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 50,000,000 shares authorized;
4,609 and 0, shares of Series A issued and outstanding
at June 30,2012 and December 31, 2011, respectively	4,609	-
Common stock - par value $0.001; 500,000,000 shares authorized;
50,000,000 shares issued and outstanding	50,000	50,000
Additional paid in capital	261,701	261,701
Accumulated deficit	(404,623)	(357,402)
Total stockholders' deficit	(88,313)	(45,701)

Total liabilities and stockholders' deficit	$-	$1,925

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues, net	$-	$-	$-	$-

Operating expenses:
General and administration	19,324	224,050	47,221	242,803
Total operating expenses	19,324	224,050	47,221	242,803

Loss before taxes	(19,324)	(224,050)	(47,221)	(242,803)

Provision for income taxes	-	-	-	-

Net loss	$(19,324)	$(224,050)	$(47,221)	$(242,803)

Loss per share, basic and diluted:	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average number of shares outstanding	50,000,000	39,696,465	50,000,000	39,269,524

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,221)	$(242,803)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Change in operating assets and liabilities:
Prepaid expense	1,925	(15,000)
Accounts payable	9,183	(15,110)

Net cash flows provided by (used in) operating activities	(36,113)	(272,913)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	220,000
Proceeds from related party loan	36,113	49,863
Capital contribution	-	3,000

Net cash flows provided by financing activities	36,113	272,863

Increase (decrease) in cash	-	(50)
Cash, beginning of period	-	50
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for debt	$4,609	$-

The accompanying footnotes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of the Bonamour Pacific, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended June 30, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10-K, filed with the Securities Exchange Commission on March 30, 2012. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE B -- GOING CONCERN

The financial statements of the Company have been prepared in conformity with GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been met through the sale of its common stock and cash advances from related parties.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C- CAPITAL STOCK

Preferred Stock

Effective as of June 21, 2012, the Company’s board of directors designated 10,000,000 shares of authorized preferred stock of the Company as Series A Preferred Stock.  Each holder of Series A Preferred Stock is entitled to 100 votes for each share of Series A Preferred Stock held on any matter submitted to the Company’s shareholders.  Shares of our Series A Preferred Stock rank pari passu with the Company’s common stock with respect to dividends and any liquidation, winding up or dissolution of the Company

On June 21, 2012, the Company entered into a Series A Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with Bon Amour International, LLC ("BAI"), a Texas limited liability company.  Pursuant to the Stock Purchase Agreement, we issued 4,609 shares of our Series A Preferred Stock to BAI in exchange and as consideration for BAI’s agreement to forgive and discharge obligations of the Company in the aggregate amount of $4,609 which had previously been advanced by BAI on behalf of the Company.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

Reverse Split of Common Stock

On June 20, 2012, the Company’s board of directors unanimously adopted resolutions declaring the advisability of, and recommending that stockholders approve, an amendment to the Company’s Articles of Incorporation (the “Amendment”) to effect a 1-for-1,000 reverse split of the issued and outstanding shares of the Company’s Common Stock (the “Reverse Split”). In connection with the adoption of this resolution, the Board elected to seek the written consent of the holders of a majority of the Company’s issued and outstanding shares of Common Stock in order to reduce the costs and implement the proposals in a timely manner.

On June 20, 2012, shareholders holding 31,469,589 shares of the Company’s issued and outstanding Common Stock (approximately 62.94%), consented in writing to the proposed Amendment:

The Reverse Split was effective on August 2, 2012, subsequent to the period covered by this Report.  See NOTE F -SUBSEQUENT EVENTS (below).

NOTE D – RELATED PARTIES

During the six months ended June 30, 2012, BAI advanced the Company $36,113, of which $4,609 was converted into equity as more fully described in NOTE C - CAPITAL STOCK (above).  From June 2011 through and including June 2012, BAI has advanced the Company the net amount of $65,853.

BAI provides office space for the Company at no charge.  Management considers the Company’s current office space arrangement adequate.

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the six months ended June 30, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE F - SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2012, the Company effected the Reverse Split more fully described in NOTE C – CAPITAL STOCK (above).  The Reverse Split resulted in the number of shares Common Stock of the Company decreasing from 50,000,000 to 77,500.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as with our financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, plans for proposed operations, descriptions of our strategies, and other objectives, expectations and intentions.

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

Our principal office is located at 5910 North Central Expressway, Suite 900, Dallas, Texas and our telephone number is (214) 855-0808.  We are quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONP.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.  At June 30, 2012, the Company had an accumulated deficit of $404,623, and for the six months ended June 30, 2012, incurred net losses of $47,221.  Management expects that the Company will need to raise additional capital to commence and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

As of June 30, 2012, the Company had a cash balance of $0 and liabilities totaling $88,313, including $65,853 in loans payable to  a related party.  At June 30, 2012, the Company’s working capital deficit was $88,313.

Since the change in control that occurred in June 2011, Bon Amour International, LLC (“BAI”), a controlling stockholder of the Company, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

Management expects that the Company will need to raise additional capital or otherwise obtain financing to commence and sustain operations until such time as the Company can determine and implement its plan of future operation and achieve profitability. The Company may not be able to raise additional capital or otherwise obtain financing on desirable terms or at all. If adequate funds cannot be raised or obtained, the Company may need to ask current shareholders to contribute additional funds to sustain operations. The Company does not have any agreement with any shareholder to provide any capital and there can be no assurance that any shareholder would be able or willing to fund the Company’s continued operations.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

For the three months ended June 30, 2012 and 2011, the Company’s had no revenue.  For the three months ended June 30, 2012, the Company had operating expenses totaling $19,324 compared to $224,050 for the same period in 2011, a decrease of $204,726.  This change is primarily a result of elimination of costs associated with the change of control in June 2011.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

For the six months ended June 30, 2012 and 2011, the Company’s had no revenue.  For the six months ended June 30, 2012,  the Company had operating expenses totaling $47,221 compared to $242,803 for the same period in 2011, a decrease of $195,582.  As noted in the first quarter comparisons, this change is primarily a result of the elimination costs associated with the change of control in June 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Effective June 21, 2012, our board of directors designated 10,000,000 shares of authorized preferred stock of the Company as Series A Preferred Stock.  Each holder of Series A Preferred Stock is entitled to 100 votes for each share of Series A Preferred Stock held on any matter submitted to our shareholders.  Shares of our Series A Preferred Stock rank pari passu with our common stock with respect to dividends and any liquidation, winding up, or dissolution of the Company.  On June 21, 2012, we issued 4,609 shares of Series A Preferred Stock to BAI in exchange and as consideration for BAI’s agreement to forgive and discharge obligations of the Company in the aggregate amount of $4,609 which had previously been advanced by BAI on behalf of the Company.

On August 2, 2012, subsequent to the period covered by this Report, the Company effectived a 1-for-1000 reverse stock split, which was approved by the board of directors and a majority of the Company’s stockholders.  This reverse stock split was previously disclosed in a Schedule 14C Information Statement filed with the Comission and mailed to the Company’s shareholders on July 13, 2012.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
3.1
Certificate of Designation of Series A Preferred Stock of Bonamour Pacific, Inc., dated effective June 21, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated June 21, 2012, as filed with the Commission on June 25, 2012 (the “June 2012 8-K”).

3.2
Certificate of Amendment to Articles of Incorporation of Bonamour Pacific, Inc., dated effective August 2, 2012 (incorporated by reference to Appendix A of the Company’s Information Statement Pursuant to Section 14(c) filed with the Commission on July 13, 2012).

10.1
Series A Preferred Stock Purchase Agreement, dated as of June 21, 2012, by and between Bonamour Pacific, Inc. and Bon Amour International, LLC (incorporated by reference to Exhibit 10.1 of the Company’s June 2012 8-K)

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

August 10, 2012	BONAMOUR PACIFIC, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)