Form 10-Q
period 2012-09-30
BONAMOUR PACIFIC INC
filed 2012-11-19
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

BONAMOUR PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5910 N. Central Expressway, Suite 900, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 15, 2012 was 27,633,612.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BONAMOUR PACIFIC, INC.
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS

Current Assets:
Prepaid expense	$-	$1,925
Total current assets	-	1,925

Total assets	$-	$1,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans payable-related party	$70,349	$34,348
Accounts payable	39,115	13,278
Total current liabilities	109,464	47,626

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 50,000,000 shares authorized;
4,609 and 0, shares of Series A issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	4,609	-
Common stock - par value $0.001; 500,000,000 shares authorized;
133,612 shares issued and outstanding	134	134
Additional paid in capital	311,567	311,567
Accumulated deficit	(425,774)	(357,402)
Total stockholders' deficit	(109,464)	(45,701)

Total liabilities and stockholders' deficit	$-	$1,925

The accompanying notes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues, net	$-	$-	$-	$-

Operating expenses:
General and administration	21,151	39,252	68,372	282,056
Total operating expenses	21,151	39,252	68,372	282,056

Loss before taxes	(21,151)	(39,252)	(68,372)	(282,056)

Provision for income taxes	-	-	-	-

Net loss	$(21,151)	$(39,252)	$(68,372)	$(282,056)

Loss per share, basic and diluted:	$(0.16)	$(0.29)	$(0.51)	$(2.46)
Weighted average number of shares outstanding	133,612	133,612	133,612	114,602

The accompanying notes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,372)	$(282,056)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Change in operating assets and liabilities:
Prepaid expense	1,925	(2,888)
Accounts payable	25,838	9,316

Net cash flows used in operating activities	(40,609)	(275,628)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	220,000
Proceeds from related party loan	40,609	52,578
Capital contribution	-	3,000

Net cash flows provided by financing activities	40,609	275,578

Decrease in cash	-	(50)
Cash, beginning of period	-	50
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for debt	$4,609	$49,863

The accompanying notes are an integral part of these financial statements.

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of the Bonamour Pacific, Inc. (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10-K, filed with the Securities Exchange Commission (“SEC”) on March 30, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE B -- GOING CONCERN

The financial statements of the Company have been prepared in conformity with U.S. GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been met through the sale of its common stock and cash advances from related parties.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C- CAPITAL STOCK

Preferred Stock

Effective as of June 21, 2012, the Company’s board of directors designated 10,000,000 shares of authorized preferred stock of the Company as Series A Preferred Stock.  Each holder of Series A Preferred Stock is entitled to 100 votes for each share of Series A Preferred Stock held on any matter submitted to the Company’s shareholders.  Shares of our Series A Preferred Stock rank pari passu with the Company’s common stock with respect to dividends and any liquidation, winding up or dissolution of the Company.

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

BONAMOUR PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Reverse Split of Common Stock

On June 20, 2012, the Company’s board of directors unanimously adopted resolutions declaring the advisability of, and recommending that stockholders approve, an amendment to the Company’s Articles of Incorporation (the “Amendment”) to effect a 1-for-1,000 reverse split of the issued and outstanding shares of the Company’s Common Stock (the “Reverse Split”).  In connection with the adoption of this resolution, the Board elected to seek the written consent of the holders of a majority of the Company’s issued and outstanding shares of Common Stock in order to reduce the costs and implement the proposals in a timely manner.  On June 20, 2012, shareholders holding 31,469,589 shares of the Company’s issued and outstanding Common Stock (approximately 62.94%), consented in writing to the proposed Amendment.

The Reverse Split was effective on August 2, 2012, resulting in the number of issued and outstanding shares of Common Stock of the Company decreasing from 50,000,000 to 133,612.

All financials presented reflect the reverse split.

NOTE D – RELATED PARTIES

During the nine months ended September 30, 2012, BAI advanced the Company $40,609, of which $4,609 was converted into equity as more fully described in NOTE C - CAPITAL STOCK (above).  From June 2011 through and including September 30, 2012, BAI has advanced the Company the net amount of $70,349.

BAI provides office space for the Company at no charge.  Management considers the Company’s current office space arrangement adequate.

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the nine months ended September 30, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE F - SUBSEQUENT EVENTS

On October 17, 2012, the Company entered into a Series A Preferred Stock Purchase Agreement (the "October Series A Purchase Agreement") with Nathan Halsey, a Director and our Chief Executive Officer, President and Secretary. Pursuant to the October Series A Purchase Agreement, we issued 5,000,000 shares of our Series A Preferred Stock to Nathan Halsey in exchange for cash consideration in the amount of $5,000. Simultaneously, the Company also entered into a Common Stock Purchase Agreement (the “October Common Purchase Agreement”) with Nathan Halsey. Pursuant to the October Common Purchase Agreement, we issued 25,000,000 shares of our Common Stock to Nathan Halsey in exchange for cash consideration in the amount of $25,000.

On October 17, 2012, the Company entered into Consulting Agreements with Kevin B. Halter, Jr. (“Halter”) and G2 International, Inc. (“G2I”), pursuant to which each of Halter and G2I will provide financial and consulting services to the Company (the “Services”) for a period of one year. As consideration for the Services provided by Halter and G2I under the Consulting Agreements, the Company issued 1,250,000 shares of our Common Stock to each of Halter and G2I, for a total issuance of 2,500,000 shares of Common Stock.

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

Overview

We are currently a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  However, in October 2012, management bgan making arrangements for the Company to seek financing and engage in the business of oil and gas exploration and production. The Company also intends to change its name to “TexStar Oil Corporation.”

Our principal office is located at 5910 North Central Expressway, Suite 900, Dallas, Texas and our telephone number is (214) 855-0808.  We are quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “BONP.”  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity U.S. GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.  At September 30, 2012, the Company had an accumulated deficit of $425,774, and for the nine months ended September 30, 2012, incurred net losses of $68,372.  Management expects that the Company will need to raise additional capital to commence and sustain its planned oil and gas exploration and production operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Liquidity and Capital Resources

The Company is in the process of implementing plans to engage in oil and gas exploration and production operations and has yet to implement a plan of operation that would allow it to meet its current overhead.  We do not contemplate attaining profitable operations until such time as management acquires oil and natural gas property interests and engages in drilling and production operations thereon.  Furthermore, there can no assurance that profitable operations can ever be achieved once such planned operations are undertaken. We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of September 30, 2012, the Company had a cash balance of $0 and liabilities totaling $109,464, including $70,349 in loans payable to  a related party.  At September 30, 2012, the Company’s working capital deficit was $109,464.

Since the change in control that occurred in June 2011, Bon Amour International, LLC (“BAI”), a stockholder of the Company, has advanced funds on behalf of the Company to satisfy current legal, accounting and administrative obligations.

The Company will need to raise additional capital or otherwise obtain financing to commence and sustain its planned oil and gas operations and achieve profitability. The Company may not be able to raise additional capital or otherwise obtain financing on desirable terms or at all. If adequate funds cannot be raised or obtained, the Company may need to ask current shareholders to contribute additional funds to sustain operations. The Company does not have any agreement with any shareholder to provide any capital and there can be no assurance that any shareholder would be able or willing to fund the Company’s continued operations.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

For the three months ended September 30, 2012 and 2011, the Company’s had no revenue.  For the three months ended September 30, 2012, the Company had operating expenses totaling $21,151 compared to $39,252 for the same period in 2011, a decrease of $18,101.  This change is primarily a result of a $20,173 reduction of legal fees, the majority of which was associated with the change of control in June 2011.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

For the nine months ended September 30, 2012 and 2011, the Company’s had no revenue.  For the nine months ended September 30, 2012, the Company had operating expenses totaling $68,372 compared to $282,056 for the same period in 2011, a decrease of $213,684.  This change is primarily a result of the elimination costs associated with the change of control in June 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only had one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to re-evaluate this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 31, 2012 Pam J. Halter, a minority stockholder, filed a lawsuit in the 162nd Judicial District Court of Dallas County, Texas, individually and derivatively on behalf of Bonamour Pacific, Inc., against Nathan Halsey, who serves as a Director of the Company as well as our Chief Executive Officer and Secretary, and Bonamour Pacific, Inc., as a nominal defendant. The plaintiffs’ petition alleges that actions taken by the Company and Mr. Halsey constitute a breach of fiduciary duty and resulted in unjust enrichment.  Specifically, plaintiff alleges that actions taken by Mr. Halsey (and/or an entity purportedly controlled by Mr. Halsey) to (1) effect a 1-1000 reverse stock split, (2) issue additional shares to holders of purported “fractional shares” resulting from the reverse stock split, (3) create and issue preferred shares and (4) sell common and preferred shares to himself were improper. Plaintiff seeks damages resulting from the alleged improper acts in an unspecified amount, attorneys’ fees, costs and such other relief as may be proper.  As of the date of this report, neither defendant has been served with the lawsuit.

ITEM 1A.  RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 2, 2012, the Company effected a 1-for-1000 reverse stock split of the Company’s Common Stock.

On October 17, 2012, subsequent to the period covered by this Report, the Company entered into a second Series A Preferred Stock Purchase Agreement (the "October Series A Purchase Agreement") with Nathan Halsey. Pursuant to the October Series A Purchase Agreement, we issued 5,000,000 shares of our Series A Preferred Stock to Nathan Halsey in exchange for cash consideration in the amount of $5,000. Simultaneously, the Company also entered into an additional Stock Purchase Agreement (the “October Common Purchase Agreement”) with Nathan Halsey. Pursuant to the October Common Purchase Agreement, we issued 25,000,000 shares of our Common Stock to Nathan Halsey in exchange for cash consideration in the amount of $25,000.

On October 17, 2012, the Company entered into Consulting Agreements with Kevin B. Halter, Jr. (“Halter”) and G2 International, Inc. (“G2I”), pursuant to which each of Halter and G2I will provide financial and consulting services to the Company (the “Services”) for a period of one year. As consideration for the Services provided by Halter and G2I under the Consulting Agreements, the Company issued 1,250,000 shares of our Common Stock to each of Halter and G2I, for a total issuance of 2,500,000 shares of Common Stock.

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

10.1
Series A Preferred Stock Purchase Agreement, dated as of October 17, 2012, by and between Bonamour Pacific, Inc. and Nathan Halsey (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated October 16, 2012, as filed with the Commission on October 22, 2012 (the “October 2012 8-K”)).

10.2	Common Stock Purchase Agreement, dated as of October 17, 2012, by and between Bonamour Pacific, Inc. and Nathan Halsey (incorporated by reference to Exhibit 10.1 of the Company’s October 2012 8-K).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2012	BONAMOUR PACIFIC, INC.

	By:	/s/ Nathan Halsey
Nathan Halsey
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)