Form 10-K
period 2012-12-31
TEXSTAR OIL Corp
filed 2013-05-16
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

TEXSTAR OIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5910 N. Central Expressway, Suite 790, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 855-0808

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was $223,337 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of May 8, 2013 was 27,634,112

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,”  “us,”  “our,”  “TexStar,” or the “Company” refers to TexStar Oil Corporation, a Nevada corporation.

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

PART I

ITEM 1.                      BUSINESS

Overview of Business

We are currently a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with limited current operations and nominal assets. However, in October 2012, management began making arrangements for the Company to seek financing and engage in the business of oil and gas exploration and production. The Company also changed its name from Bonamour Pacific, Inc. to “TexStar Oil Corporation” effective as of December 3, 2012.

 Our principal office is located at 5910 N. Central Expressway, Suite 790, Dallas, Texas 75206 and our telephone number is (214) 855-0808.  The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "TEXS."

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

Purchase Agreements with Bon Amour International, LLC

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

Effective August 11, 2011, the Company amended its Articles of Incorporation, thereby changing the name of the Company to “Bonamour Pacific, Inc.” and increasing the number of authorized shares of Common Stock of the Company from 50,000,000 to 500,000,000.

On June 21, 2012, the Company entered into a Series A Preferred Stock Purchase Agreement (the "June Series A Purchase Agreement") with BAI, a Texas limited liability company. Pursuant to the June Series A Purchase Agreement, we issued 4,609 shares of our Series A Preferred Stock to BAI in exchange and as consideration for BAI’s agreement to forgive and discharge obligations of the Company in the aggregate amount of $4,609 which had previously been advanced by BAI on behalf of the Company.

On August 2, 2012, the Company effected a 1-for-1,000 reverse split of the issued and outstanding shares of the Company’s Common Stock (the “Reverse Split”).

On October 17, 2012, the Company entered into a second Series A Preferred Stock Purchase Agreement (the "October Series A Purchase Agreement") with Nathan Halsey. Pursuant to the October Series A Purchase Agreement, we issued 5,000,000 shares of our Series A Preferred Stock to Nathan Halsey in exchange and as consideration for Mr. Halsey’s agreement to forgive and discharge obligations of the Company in the aggregate amount of $5,000 which had previously been advanced by Mr. Halsey on behalf of the Company. Simultaneously, the Company also entered into an additional Stock Purchase Agreement (the “October Common Purchase Agreement”) with Nathan Halsey. Pursuant to the October Common Purchase Agreement, we issued 25,000,000 shares of our Common Stock to Nathan Halsey in exchange for cash consideration in the amount of $25,000.

The Company also changed its name from Bonamour Pacific, Inc. to “TexStar Oil Corporation” effective as of December 3, 2012.

We have not been involved in any bankruptcy or similar proceedings and have not merged or consolidated a significant amount of assets other than in the ordinary course of business except as discussed above.

Plan of Operation

As noted above, in October 2012 management resolved to seek financing and engage in the business of oil and gas exploration and production. Assuming management is successful in financing its planned operations, the Company intends to become an “upstream” or energy and production (“E&P”) focused oil and gas company.   As an upstream producer, the Company would seek to acquire oil and gas fields (or the mineral rights to a portion thereof), prove up reserve estimates on such properties through discovery wells, and then develop the fields to maximize the Company’s earnings.  We intend to acquire the rights to both oil and gas reserves and existing production in both the United State and abroad.

As an energy and production focused oil and gas company, our core focus will be on:

•	The acquisition of interest in a variety of oil and gas leases for the exploration of oil and gas reserves, including both unproven reserves (exploration) as well as proven reserves (production);
•	Ultimately acquiring properties within a diverse geographic area, initially targeting Texas and the North Sea outside of the United Kingdom, but expanding both nationally and internationally; and

•	Exploiting the contacts, resources and experience of our management team to make sound acquisition choices.

The oil and gas industry is divided into three major components: Upstream, midstream and downstream.  The upstream oil sector is a term commonly used to refer to the searching for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production (E&P) sector, and includes the searching for potential underground or underwater oil and gas fields, drilling of exploratory wells, and subsequently drilling and operating the wells that recover and bring the crude oil and/or raw natural gas to the surface.  This is our currrent business focus.

As of the date of this Report the Company does not own any oil or natural gas assets. Nevertheless, management has identified potential assets and we intend to acquire the working interests in various oil and gas prospects identified by management once the Company has sufficient funds to purchase such prospects.

Regulation of Oil and Gas Activities

The exploration, production and transportation of all types of hydrocarbons are subject to significant governmental regulations. Our properties, if acquired, will be affected from time to time in varying degrees by political developments and federal, state, provincial, local and foreign laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by industry specific price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, and by changes in such laws and by periodically changing administrative regulations.

Federal, state, provincial, local and foreign laws and regulations govern oil and gas activities. Operators of oil and gas properties are required to have a number of permits in order to operate such properties, including operator permits and permits to dispose of salt water. Under United States federal law and state law, operators of oil and gas properties are required to possess certain certificates and permits in order to operate such properties such as hazardous materials certificates. Certain international jurisdictions have similar requirements.

Development and Production

Assuming the Company is successful in obtaining financing for its planned operations, the operation of oil and gas property assets, if acquired, will be subject to various types of regulation at the federal, provincial, state and local levels. These types of regulation include requiring the operator of oil and gas properties to possess permits for the drilling and development of wells, post bonds in connection with various types of activities, and file reports concerning operations. Most provinces, states, and some counties and municipalities in which we may operate, regulate one or more of the following:

• the location of wells;

• the method of drilling and casing wells;

• the method of completing and fracture stimulating wells;

• the surface use and restoration of properties upon which wells are drilled;

• the plugging and abandoning of wells; and

• the notice to surface owners and other third parties.

Some provinces and states regulate the size and shape of development and spacing units or proration units for oil and gas properties. Some provinces and states allow forced pooling or unitization of tracts to facilitate exploration while other states/provinces rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, provincial and state conservation laws establish maximum allowable rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production These laws and regulations may limit the amount of oil and gas we can produce from our wells or limit the number of wells or the locations at which our wells can be drilled. Moreover, each province and state generally imposes a production or severance tax with respect to the production and sale of oil, gas and NGLs within its jurisdiction.

Operations on Federal, Provincial or Indian oil and gas leases must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies, including the United States Bureau of Land Management and the United States Office of Natural Resources Revenue, which we refer to as ONRR, (formerly Minerals Management Service). ONRR establishes the basis for royalty payments due under federal oil and gas leases through regulations issued under applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and gas leases. The basis for royalty payments established by ONRR and the state regulatory authorities is generally applicable to all federal and state oil and gas leases. Accordingly, we believe that the impact of royalty regulation on the operations of our future properties should generally be the same as the impact on our competitors.

The failure to comply with these rules and regulations can result in substantial penalties, including lease suspension or termination in the case of federal or provincial leases. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, will affect our profitability. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect us.

Regulation of Transportation and Sale of Natural Gas in the United States

Historically, the transportation and sale for resale of natural gas in interstate commerce in the United States have been regulated pursuant to the Natural Gas Act of 1938, as amended, which we refer to as NGA, the Natural Gas Policy Act of 1978, as amended, which we refer to as NGPA, and regulations promulgated thereunder by the United States Federal Energy Regulatory Commission, which we refer to as FERC, and its predecessors. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, the United States Congress enacted the Natural Gas Wellhead Decontrol Act, as amended, which we refer to as the Decontrol Act. The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at unregulated market prices, Congress could reenact price controls in the future.

Since 1985, FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, FERC issued Order No. 636 and a series of related orders, which we refer to, collectively, as Order No. 636, to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered. The interstate pipelines’ traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. FERC continues to regulate the rates that interstate pipelines may charge for such transportation and storage services. Although FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

In 2000, FERC issued Order No. 637 and subsequent orders, which we refer to, collectively, as Order No. 637, which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. Most major aspects of Order No. 637 have been upheld on judicial review, and most pipelines’ tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect.

The Energy Policy Act of 2005, which we refer to as EP Act 2005, gave FERC increased oversight and penalty authority regarding market manipulation and enforcement. EP Act 2005 amended the NGA to prohibit market manipulation and also amended the NGA and the NGPA to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of FERC to up to $1,000,000 per day, per violation. In addition, FERC issued a final rule effective January 26, 2006, regarding market manipulation, which makes it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC jurisdiction, to defraud, make an untrue statement, or omit a material fact or engage in any practice, act, or course of business that operates or would operate as a fraud. This final rule works together with FERC’s enhanced penalty authority to provide increased oversight of the natural gas marketplace.

The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach currently pursued by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

Generally, intrastate natural gas transportation is subject to regulation by state regulatory agencies, although FERC does regulate the rates, terms, and conditions of service provided by intrastate pipelines that transport natural  gas subject to FERC’s NGA jurisdiction pursuant to Section 311 of the NGPA. The basis for state regulation of intrastate natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we will operate and ship natural gas on an intrastate basis will not affect the operations of properties we intend to acquire in any way that is materially different from the effect of such regulation on our competitors.

Natural Gas Gathering in the United States

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. FERC has developed tests for determining which facilities constitute jurisdictional transportation facilities under the NGA and which facilities constitute gathering facilities exempt from FERC’s NGA jurisdiction. From time to time, FERC reconsiders its test for defining non-jurisdictional gathering. FERC has also permitted jurisdictional pipelines to “spin down” exempt gathering facilities into affiliated entities that are not subject to FERC jurisdiction, although FERC continues to examine the circumstances in which such a “spin down” is appropriate and whether it should reassert jurisdiction over certain gathering companies and facilities that previously had been “spun down.” We cannot predict the effect that FERC’s activities in this regard may have on the operations of our properties, but we do not expect these activities to affect the operations in any way that is materially different from the effect thereof on our competitors.

State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take or service requirements, but does not generally entail rate regulation. In the United States, gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under FERC Order 636. For example, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the state’s more active review of rates, services and practices associated with the gathering and transportation of gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

Regulation of Transportation of Oil in the United States

Sales of oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The transportation of oil in common carrier pipelines is subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, FERC, in February 2003, increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect the operations of our properties in any way that is materially different from the effect of such regulation on our competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Environmental Matters

Oil and gas operations are subject to numerous federal, provincial, state, local and foreign laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may:

●	require the acquisition of a permit or other authorization before construction or drilling commences;

●	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities;

●	suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, areas inhabited by threatened or endangered species and other protected areas;

●	require remedial measures to mitigate pollution from historical and on-going operations such as the use of pits and plugging of abandoned wells;

●	restrict injection of liquids into subsurface strata that may contaminate groundwater; and

●	impose substantial penalties for pollution resulting from our operations.

Environmental permits that the operators of properties are required to possess may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. Changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on our operations as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

We are not currently involved in any administrative, judicial or legal proceedings arising under federal, state, provincial, or local environmental protection laws and regulations, or under federal, provincial or state common law, which would have a material adverse effect on our respective financial positions or results of operations. Moreover, we do not currently maintain insurance against the costs of clean-up operations. A serious incident of pollution may result in the suspension or cessation of operations in the affected area.

The following is a discussion of the current relevant environmental laws and regulations that relate to our proposed operations.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and which we refer to as CERCLA, and comparable state statutes impose strict, joint, and several liability, without regard to fault or legality of conduct, on certain classes of persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA authorizes the EPA, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment.

In the course of our proposed operations, certain wastes may be generated that may fall within CERCLA’s definition of a “hazardous substance.” We may be liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed. Although CERCLA currently contains a “petroleum exclusion” from the definition of “hazardous substance,” state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including oil cleanups.

Oil Pollution Act of 1990.  Federal regulations also require certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The Federal Oil Pollution Act, which we refer to as OPA, contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States.  State laws mandate oil cleanup programs with respect to contaminated soil. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.

Resource Conservation Recovery Act.    The Resource Conservation and Recovery Act, which we refer to as RCRA, is the principal federal statute governing the treatment, storage and disposal of hazardous and non-hazardous solid wastes.  RCRA imposes stringent operating requirements and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and gas exploration and production wastes to be classified and regulated as non-hazardous wastes. A similar exemption is contained in many of the state counterparts to RCRA.  At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and gas exploration and production wastes from regulation as hazardous wastes. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose and would cause us to incur increased operating expenses. Also, in the ordinary course of our operations, we generate small amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

Naturally Occurring Radioactive Materials, which we refer to as NORM, are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use.

Clean Water Act.    The Clean Water Act, which we refer to as the CWA, and analogous state laws, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency.

The CWA regulates storm water run-off from oil and natural gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of the CWA require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a petroleum hydrocarbon tank spill, rupture or leak. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

Safe Drinking Water Act. Our proposed operations could produce wastewaters that are disposed via underground injection wells. These activities are regulated by the Safe Drinking Water Act, which we refer to as the SDWA, and analogous state and local laws. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and gas production. The main goal of the SDWA is the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In most states, no underground injection may take place except as authorized by permit or rule.

Clean Air Act.    The Clean Air Act, which we refer to as the CAA, and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality. The operations of our properties utilize equipment that emits air pollutants which may be subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. On August 23, 2011, EPA proposed new more restrictive regulations governing air emissions from oil and gas operations, including regulations which, if adopted, would impose new restrictions on volatile organic compounds, sulfur dioxide and hazardous air pollutants.  The proposed regulations also seek to restrict air emissions arising from hydraulic fracturing operations.

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas may require oil and natural gas exploration and production operators to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some oil and natural gas facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Oil and natural gas exploration and production facilities may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Hydraulic Fracturing. Our proposed operations may depend on the use of hydraulic fracturing to enhance production from oil and gas wells.  This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of chemical additives—as well as sand, or other proppants, into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore.  Many wells would not be economical without the use of hydraulic fracturing to stimulate production from the well.  Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs.  However, bills such as the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act have been introduced in Congress to subject hydraulic fracturing to federal regulation under laws such as the Safe Drinking Water Act.  If adopted, these bills could result in additional chemical disclosure and permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations.  These requirements and restrictions could result in delays in operations at existing and new well sites as well as increased costs to make wells productive.  Moreover, these bills would require the public disclosure of information regarding the chemical makeup of hydraulic fracturing fluids, many of which are proprietary to the service companies that perform the hydraulic fracturing operations.  If enacted, these laws could make it easier for third parties to initiate litigation against us in the event of perceived problems with drinking water wells in the vicinity of an oil or gas well or other alleged environmental problems. EPA has finalized its Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, which is expected to result in a final report on the subject with recommendations in 2014. Also, the U.S. Department of the Interior has announced that it intends to propose regulations governing hydraulic fracturing that occurs on federal lands, including requiring chemical disclosure.  In addition to these federal legislative and regulatory proposals, some states and local governments have considered imposing, or have adopted and some have adopted various conditions and restrictions on hydraulic fracturing operations, including but not limited to requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations.   In the event these types of conditions are widely adopted, we could be subject to increase costs and possibly limits on the productivity of certain wells.

Climate change legislation and greenhouse gas regulation. Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are considered “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, we may acquire properties in jurisdictions that do, and several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. As a result of the Supreme Court decision in Massachusetts, et al. v. EPA, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations,  the EPA has issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA.  These regulations may apply to our operations. The EPA has adopted other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect sources in the oil and natural gas exploration and production industry and the pipeline industry. The EPA’s finding, the greenhouse gas reporting rule, and the proposed rules to regulate the emissions of greenhouse gases may affect the cost of our intended operations and also affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether, or if, Congress will act on climate change legislation, although initiatives such as cap-and-trade legislation, appears to be unlikely to become law in their current form.  Finally, some states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular jurisdiction of our operations, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations.

National Environmental Policy Act.    Oil and gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, which we refer to as NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. If we were to conduct any exploration and production activities on federal lands in the future, those activities would need to obtain governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and gas projects.

Endangered Species Act.    The Endangered Species Act, which we refer to as the ESA, restricts activities that may affect endangered or threatened species or their habitats. We are aware of new efforts to seek to cause the U.S. Fish and Wildlife Service to list additional species as endangered or threatened, and those actions or the discovery of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Abandonment Costs.    All of our oil and gas wells will require proper plugging and abandonment at some time in the future. We may be required to post bonds with regulatory agencies to ensure compliance with our plugging responsibility. Plugging and abandonment operations and associated reclamation of the surface site are important components of our environmental management system.

The preceding discussion of regulation of the oil and natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which oil and gas E&P operations may be subject.

Competition

We intend to operate in a highly competitive environment. The principal resources necessary for the exploration and production of oil and gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment and services to explore for such reserves and knowledgeable personnel to conduct all phases of oil and gas operations are limited. We must compete for such resources with both major oil and gas companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Our current operating and financial resources are not adequate to preclude any significant disruption of our operations.

Employees

We currently have no employees. Until the Company has sufficient resources to compensate employees, Nathan W. Halsey, who serves as Chief Executive Officer, President, Secretary, and a Director, Warren Hairford, our Chief Operating Officer and Eric Tippetts, who serves as a Director and our Vice President, Business Development, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

On June 23, 2011, following a change in control of the Company, the Company relocated its principal offices to 5910 N. Central Expressway, Suite 790, Dallas, Texas 75206, in office space leased by BAI, one of the Company’s principal stockholders. BAI provided principal office space to the Company at no charge through December 31, 2012, but began charging the Company $1,000 per month for office occupancy costs beginning in 2013. We are not currently subject to a written lease agreement with BAI, and the arrangement can be terminated at any time by us or BAI.

ITEM 3.                      LEGAL PROCEEDINGS

On October 31, 2012, Pam J. Halter, a minority stockholder, filed a lawsuit in the 162nd Judicial District Court of Dallas County, Texas, individually and derivatively on behalf of Bonamour Pacific, Inc. (the Company), against Nathan Halsey, who serves as a Director of the Company as well as our Chief Executive Officer and Secretary, and Bonamour Pacific, Inc., as a nominal defendant. The plaintiffs’ petition alleges that actions taken by the Company and Mr. Halsey constitute a breach of fiduciary duty and resulted in unjust enrichment. Specifically, plaintiff alleges that actions taken by Mr. Halsey (and/or an entity purportedly controlled by Mr. Halsey) to (1) effect a 1-1000 reverse stock split, (2) issue additional shares to holders of purported “fractional shares” resulting from the reverse stock split, (3) create and issue preferred shares and (4) sell common and preferred shares to himself were improper. Plaintiff seeks damages resulting from the alleged improper acts in an unspecified amount, attorneys’ fees, costs and such other relief as may be proper. As of the date of this report, neither defendant has been served with the lawsuit.

On December 12, 2012, Mullin Hoard & Brown, LLP (“MHB”) filed a lawsuit styled Mullin Hoard & Brown, LLP v. Reunion Sports Group, LLC, John Bryant, Janet Bryant, Byron Pierce, and Millenia, Inc.; In the 251st Judicial District Court of Potter County, Texas; Cause No. 101083C, asserting claims for breach of contract.  MHB is a law firm that was engaged to provide legal services to Reunion Sports Group, LLC. MHB alleges that Millennia, Inc. (the Company) and the other defendants executed an amended payment and guaranty agreement pursuant to which they agreed to remain liable for the fees and expenses owed at that time by Reunion and those incurred in the future.  MHB claims it is owed $133,528.95 in unpaid legal fees.  The Company filed an answer on February 1, 2013 generally denying the allegations.  The other defendants have appeared and answered through attorney John Bryant, also a defendant in the lawsuit.  No trial date has been set at this time.

There are no other material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no other material proceedings in which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

           Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “TEXS.” Prior to December 3, 2012, our Common Stock was quoted under the symbol “BONP.”  The following table shows the high and low bid information for our Common Stock for each quarter ended during the last two fiscal years.  According to information obtained from the OTCQB, during the fiscal year ended December 31, 2011, there were no bid or ask prices quoted on the OTCQB with respect to the Company.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.   Prices for the third quarter are reported following the Company’s 1 for 1,000 reverse stock split.  The quotations have not been adjusted to reflect the reverse stock split.

Quarter Ended	High	Low
Fiscal Year 2012
Fourth Quarter	$1.31	$0.75
Third Quarter	$2.50	$0.75
Second Quarter	$0.16	$0.16
First Quarter	$0.16	$0.08

Fiscal Year 2011
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
First Quarter	$0.00	$0.00

On April 29, 2013,  the last sale price of our Common Stock reported by the OTCQB was $0.75.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of May 8, 2013, we had 508 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of May 8, 2013, we had 27,634,112 shares of our Common Stock issued and outstanding.

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

Overview

In October 2012, the Company changed its business direction to sourcing oil and gas exploration projects, and on December 3, 2012 changed its name to TexStar Oil Corporation.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At December 31, 2012, the Company had an accumulated deficit since re-entry into the development stage of $618,845 and for the year ended December 31, 2012, the Company incurred losses of $573,852.  As of December 31, 2011 the Company had a total deficit of $357,402, inclusive of deficits prior to re-entry into development stage and during development stage, and a total loss of $228,504 for the year then ended.  Management expects that the Company will need to raise additional capital through sales of equity or debt securities to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2012 and through April 15, 2013, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Critical Accounting Policies

Cash

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.  The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2012 and 2011.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable passed due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2012 and 2011, the Company had no trade accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to operating expenses as incurred.  The Company uses the straight-line method of depreciation for its property and equipment based on the estimated useful lives of the assets, generally three to five years.  At December 31, 2012 and 2011 the Company had no property equipment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an arrangement, 2) delivery of the product or service, 3)  a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2012 and 2011..

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

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2012 and 2011.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2012 and 2011.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. The financial statements for the year ended December 31, 2011 have been presented by the Company as having re-entered into the development stage commencing June 23, 2011. The prior year financial statements for the year ended December 31, 2011, previously presented, did not present the Company as a development stage. These reclassifications had no effect on previously reported results of operations or the sum of accumulated deficit now presented as the accumulated deficit prior to re-entry into development stage and deficit accumulated during development stage.

Liquidity and Capital Resources

We are a development stage company and have not achieved any revenues as a result of our current business operations.  Since our inception, we have not attained a level of operations that allows us to meet its current overhead.  We do not contemplate attaining profitable operations until we execute plans to grow our manufacture and sales operations. Nevertheless, there can be no assurance that management will be able to successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2012, the Company’s cash balance was $0 and we had liabilities totaling $163,710, which include $85,976 of related party advances.  At December 31, 2012 the Company’s working capital deficit was $163,710.

Since the change in control that occurred in January 2011, BAI and Mr. Halsey, have advanced funds to and on behalf of the Company to satisfy current legal, accounting and administrative obligations.  In 2012, $4,609 of the funds advanced by BAI and $5,000 of the funds advanced by Mr. Halsey were converted into 4,609 and 5,000,000, shares, respectively, of the Company’s Series A Preferred Stock.

The Company will need to raise additional capital to commence and sustain operations until such time as the Company can fully implement its plan of future operation and achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute additional funds to sustain operations.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

For the years ended December 31, 2012 and 2011, the Company had no revenue.

For the year ended December 31, 2012, the Company had operating expenses totaling $573,852 compared to $288,504 for the same period in 2011, an increase of $285,348.  This change is a result of increase in consulting and legal expense partially offset by reductions in marketing expense.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan W. Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2012 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, our sole officer has assessed the effectiveness of internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2012, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals currently serve or have served during the fiscal year ended December 31, 2012 as directors and/or executive officers of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appointment	Position(s) Held
Nathan W. Halsey	36	June 23, 2011 (Officer)/August 11, 2011(Director)*	Director, Chief Executive Officer, President and Secretary
Warren J. Hairford	64	October 17, 2012*	Chief Operations Officer
Eric Tippetts	40	October 16, 2012*	Director, Vice President, Business Development
Markus Byrd	47	October 16, 2012*	Director

*Represents date of earliest appointment to a directorship or officer position. Details regarding terms of service in each capacity are described in the descriptions of such persons’ business experience below.

The following is a brief account of the business experience during at least the past five years of the current directors and executive officers of the Company identified above.

Nathan W. Halsey - Chief Executive Officer, President, Secretary and Director (President and Chief Executive Officer since June 23, 2011; Director since August 11, 2011). Nathan Halsey was appointed to serve as the Company’s President and Chief Executive Officer effective June 23, 2011, upon the resignation from such offices by Pam J. Halter. Mr. Halsey was appointed the sole director of the Company effective August 11, 2011. Mr. Halsey is the sole Manager, Chief Executive Officer and President of BAI. In the first quarter of 2011 Mr. Halsey was appointed as the sole director of Bonamour, Inc., formerly known as Ventura Assets Limited, a Colorado corporation, for which he also began serving as President, Chief Executive Officer, and Secretary effective January 27, 2011. Bonamour, Inc. is a publicly reporting company. Mr. Halsey began his career as a management and strategy consultant for Ernst & Young, LLP. In this capacity, Mr. Halsey provided transformation advisory services to telecommunications companies. Mr. Halsey’s clients included businesses that ranged in size from start‐ups to Fortune 500 companies such as AT&T. In 2003, Mr. Halsey founded NWH Management, LLC, a holding and investment company with a focus on energy exploration and commercial real estate development. Between 2003 and 2008, Mr. Halsey oversaw the launch of three start-up portfolio companies, managed over $150 million in investments in energy exploration, commercial real estate development, and private equity participation in early stage technology companies. In 2009, Nathan became sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, a NWH Management, LLC portfolio company. In May 2010, Nathan oversaw the opening of the Bon Amour Asia regional headquarters office in Hong Kong. In its first four months of operations, Bon Amour Asia expanded from Hong Kong to Singapore, Malaysia, and Indonesia. Mr. Halsey also serves as the sole manager and member of TexStar Oil Ltd., a Texas limited liability company engaged in sourcing oil and gas exploration projects.

Warren J. Hairford – Chief Operations Officer. Warren Hairford was appointed to serve as the Company’s Chief Operating Officer effective October 17, 2012. Prior to his appointment, from October 2011 to October 2012, Mr. Hairford served as Chief Operating Officer of TexStar Oil Ltd., a Texas limited liability company engaged in sourcing oil and gas exploration projects. Prior to his work with TexStar Oil Ltd., from January 1971 to December 2000, Mr. Hairford worked in various capacities with Conoco Inc. Such positions included General Manager of Perozuarta, C.A. Joint Venture in Puerta La Cruz, Venezuela, where he was responsible for managing the Petrozuata C.A. Joint Venture, including the Venezuela Heavy Oil Project (VEHOP), throughout all phases of engineering, construction, and development into a business for the production, upgrading, transportation, and marketing of extra-heavy crude from the Zuata region of Venezuela’s Orinoco Oil Belt. From November 1993 to July 1996, Mr. Hairford served as the General Director of the Polary Lights Company, in Arkhangelsk, Russia, where he was responsible for managing the Polar Lights JV, including Conoco Arctic Inc., throughout all phases of exploration, drilling, construction, start-up and production.  The General Director was responsible for acquiring rights, conducting and evaluating exploratory operations, reservoir characterization and appraisal, construction, development plans and operations, oil movements and marketing, and eventual disposition of assets. From June 1990 to October 1993, Mr. Hairford served as President and General Manager of Conoco Canada Limited, Calgary, Alberta Canada. From October 1989 to May 1990, Mr. Hairford served as Manager, Operations of Conoco UK Limited, in Aberdeen, Scotland. From June 1989 to September 1989, Mr. Hairford served as Manager, Southern Operaitons Division, Conoco UK Limited in Mablethorpe, England, where he was responsible for managing all Southern Operations Division activities to ensure that its contractual gas requirements were met and the economic return from its producing fields was optimized within agreed capital and operating budgets and in compliance with applicable laws, regulations, and company policy. From November 1986 to May 1989, he served as Manager of Engineering and Construction for Dubai Petroleum Company in Dubai, United Arab Emirates. From April 1984 to October 1986 he served as Division Operations Manager in Anchorage, Alaska where he managed the revenue generating unit of the Division to achieve optimum production of Conoco reserves in Alaska within budgetary, safety, company policy and regulatory constraints.  From July 1983 to March 1984 Mr. Hairford served as Operations Engineering Coordinator in Houston Texas, and from April 1978 to June 1983 he served as a Production Superintendant, where he oversaw extensive West Texas production operations from Midland, Texas. Prior to that, Mr. Hairford served Conoco in various other engineering and supervisory roles from January 1971 to March 1978.

Mr. Hairford received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University in 1971. He went on to obtain a Masters in Business Administration in Management from the University of Texas of the Permiam Basin in 1982 and completed the University Management Development Program at the Darden Graduate School of Busniess Adminsitration – The Executive Program at University of Virginia in 1988.

Eric Tippetts - Vice President, Business Development and Director. Eric Tippetts was appointed to serve as the Company’s Vice President, Business Development effective October 16, 2012. Mr. Tippetts was appointed as a Director of the Company effective October 16, 2012. Prior to his appointments with the Company, from August 20, 2011, Mr. Tippetts has also served as VP, Global Markets Business Development for TexStar Oil Ltd., where he is responsible for overseeing all sales and marketing channels worldwide.  Since 1993 he has also served as President and Co-Founder of Prototyping Management Corporation.  In this role, Mr. Tippetts is responsible for overseeing all Business Development for the multiple products lines, including Voice2insight and EVA.  Since 2006, Eric has served as the President and Co-founder of The Expense Tracker.  In this position, Eric oversees all Business Development and partnerships of the flagship product, Expense Tracker.

Markus Byrd - Director. Markus Byrd was appointed to serve on the Company’s Board of Directors effective October 16, 2012. Mr. Byrd brings more than twenty years of financial industry experience. Mr. Byrd’s areas of focus within the financial industry include Charitable Giving, Family Finances, Saving for Education, Employee Stock Options, and Retirement Planning Strategies. Since 2003, Mr. Byrd has worked as a Financial Planner for Milestone Group & Associates LLC, a financial advisory practice of Ameriprise Financial Services, Inc. (NYSE: AMP). Ameriprise Financial Services, Inc., through its subsidiaries, provides a range of financial products and services in the United States and internationally. Aside from his duties as a Financial Planner, Mr. Byrd also maintains the office of Supervisory Jurisdiction (OSJ), with duties such as approval of new accounts, approval of advertising, order execution, custody of customer funds or securities, and review of customer orders. From 1999 to 2003, Mr. Byrd was the Western Region Director and Financial Advisor for Allamerica Financial. Allamerica Financial is a public company (NYESE: THG) with 10,000 employees. As the Western Region Director, Mr. Byrd supported the Western half of US managers and GA’s in the growth of their regional offices. Mr. Byrd also actively worked with clients to achieve their financial goals through comprehensive financial planning. Mr. Byrd began his financial services industry career by working as a Financial Planner and District Manager under American Express Financial Advisors from 1991 to 1999. American Express Financial Advisors is a public company (NYSE: AXP) with over 10,000 employees. Mr. Byrd worked with clients to meet their goals and objectives as well as managed district in Addison, Texas.  Mr. Byrd has also been active in several financial industry associations, including the NFL Player’s Association Financial Advisor, Financial Planning Association, Financial Services Institute, and the Institute of Business & Finance. Mr. Byrd holds a BBA in Economics Finance from Stephen F. Austin State University.

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

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2012, or written representations from certain reporting persons, other than as described below, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.  Messrs. Warren Hairford, Eric Tippetts and Marcus Byrd have not filed Form 3s with the SEC, following their respective appointments as directors and/or officers of the Company. Mr. Nathan Halsey has not filed a Form 4 relating to his disposition of 2,432,566 shares of Company common stock.    Mr. Eric Tippetts has also failed to file a Form 4 with respect to his acquisition of 1,000,000 shares of Company common stock reflected in the stockholder ledger.

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

ITEM 11.                      EXECUTIVE COMPENSATION

None of our excutive officers have received compensation for services rendered in any capacity on behalf of the Company during the years ended December 31, 2012 and 2011.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of May 8, 2013, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Texstar Oil Corporation, 5190 N. Central Expressway, Suite 790, Dallas, Texas 75206. Except as set forth below, applicable percentages are based upon 27,634,112 shares of Common Stock outstanding as of May 8, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock
As a Group	Officers and Directors (3 persons) 5910 N. Central Expressway Suite 790 Dallas, Texas 75206	23,584,134	85.3%
As Individuals	Nathan Halsey(2)	22,584,134	81.7%
	Eric Tippetts	1,000,000	3.6%
Series A Preferred Stock
As a Group	Officers and Directors (3 persons) 5910 N. Central Expressway Suite 790 Dallas, Texas 75206	5,004,609	100%
As Individuals	Nathan Halsey(3)	5,004,609	100%

(1)	The percentages of each class are based on 27,634,112 shares of Common Stock and 5,004,609 shares of Series A Preferred Stock outstanding as of May 8, 2013.
(2)	The 22,584,134 shares of Common Stock considered beneficially owned by Mr. Halsey include 16,700 shares held by BAI, a company controlled by Mr. Halsey.
(3)	The 5,004,609 shares of Series A Preferred Stock considered beneficially owned by Mr. Halsey include 4,609 shares held by BAI, a company controlled by Mr. Halsey.

There are no arrangements the operation of which would result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 21, 2012, the Company entered into a Series A Preferred Stock Purchase Agreement (the "June Series A Purchase Agreement") with BAI, a Texas limited liability company, controlled by our President, Nathan Halsey. Pursuant to the June Series A Purchase Agreement, we issued 4,609 shares of our Series A Preferred Stock to BAI in exchange and as consideration for BAI’s agreement to forgive and discharge obligations of the Company in the aggregate amount of $4,609 which had previously been advanced by BAI on behalf of the Company.

On August 2, 2012, the Company effected a 1-for-1,000 reverse split of the issued and outstanding shares of the Company’s Common Stock (the “Reverse Split”).

On October 17, 2012, the Company entered into a second Series A Preferred Stock Purchase Agreement (the "October Series A Purchase Agreement") with Nathan Halsey. Pursuant to the October Series A Purchase Agreement, we issued 5,000,000 shares of our Series A Preferred Stock to Nathan Halsey in exchange and as consideration for Mr. Halsey’s agreement to forgive and discharge obligations of the Company in the aggregate amount of $5,000 which had previously been advanced by Mr. Halsey on behalf of the Company. Simultaneously, the Company also entered into an additional Stock Purchase Agreement (the “October Common Purchase Agreement”) with Nathan Halsey. Pursuant to the October Common Purchase Agreement, we issued 25,000,000 shares of our Common Stock to Nathan Halsey in exchange for cash consideration in the amount of $25,000.  As a result of the above transactions and events, Mr. Halsey acquired super majority control of the Company.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred no fees or expenses during the 2012 or 2011 fiscal years for professional services rendered by Turner Stone & Company, LLP for the audit or review of our financial statements.

In 2012, Sherb & Co., LLP billed the Company $22,500 for professional services rendered for the annual audit for the year ended December 31, 2011, the quarterly review of the Company's financial statements for 2012, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

In 2011, Sherb & Co., LLP billed the Company $22,500 for professional services rendered for the annual audit for the year ended December 31, 2010, the quarterly review of the Company's financial statements for 2011, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Audit-Related Fees

We incurred no fees or expenses during the 2012 or 2011 fiscal years for professional services rendered by Turner Stone & Company, LLP for assurance and related services relating to performance of our audit or review of our financial statements.

We incurred no fees for the 2012 and 2011 fiscal years for professional services rendered by Sherb & Co., LLP other than the fees disclused above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2012 and 2011 fiscal years for professional services rendered by Turner Stone & Company, LLP for tax compliance, tax advice or tax planning.

We incurred no fees or expenses for the 2012 and 2011 fiscal years for professional services rendered by Sherb & Co., LLP or tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2012 fiscal year for any other products or professional services rendered by Turner Stone & Company, LLP.

We incurred no other fees or expenses for the 2012 and 2011 fiscal years for any other products or professional services rendered by Sherb & Co., LLP other than as described above.

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

3.4
Certificate of Amendment to Articles of Incorporation of Bonamour Pacific, Inc., dated effective August 2, 2012 (incorporated by reference to Appendix A of the Company’s Information Statement Pursuant to Section 14(c) filed with the Commission on July 13, 2012).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the year ended December 31, 2011.)
10.1
Consent Agreement , dated April 19, 2011, by and between Pam J. Halter and Reunion Sports Group LLC (incorporated by reference to Ex. 10.1 of the Company’s Report on Form 8-K dated May 8, 2011, filed with the Commission on May 9, 2011) (1)

10.2
Stock Purchase Agreement dated June 23, 2011 between Millennia, Inc. and Bon Amour International, LLC (incorporated by reference to Ex.10.2 of the Amended Current Report on Form 8-K/A filed with the Commission on July 22, 2011).

10.3
Stock Purchase Agreement dated June 23, 2011 by and among Pam J. Halter, Millennia, Inc. and Bon Amour International, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 27, 2011 (the “June 27, 2011 8-K”)).(1)

10.4
Series A Preferred Stock Purchase Agreement, dated as of June 21, 2012, by and between Bonamour Pacific, Inc. and Bon Amour International, LLC (incorporated by reference to Exhibit 10.1 of the Company’s June 2012 8-K)

10.5
Series A Preferred Stock Purchase Agreement, dated as of October 17, 2012, by and between Bonamour Pacific, Inc. and Nathan Halsey (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated October 16, 2012, as filed with the Commission on October 22, 2012 (the “October 2012 8-K”))

10.6	Common Stock Purchase Agreement, dated as of October 17, 2012, by and between Bonamour Pacific, Inc. and Nathan Halsey (incorporated by reference to Exhibit 10.1 of the Company’s October 2012 8-K).(1)
10.7	Consulting Agreement, dated as of October 17, 2012, by and between Bonamour Pacific, Inc. and Kevin B. Halter, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s October 2012 8-K)(1).
10.8	Consulting Agreement dated as of October 17, 2012, by and between Bonamour Pacific, Inc. and G2 International, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s October 2012 8-K).
31.1	Certification of Principal Executive and Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 13, 2013	TEXSTAR OIL CORPORATION

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey
Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	May 13, 2013
/s/ Eric Tippets
Eric Tippets	Vice President, Business Development & Director	May 13, 2013

/s/ Markus Byrd
Markus Byrd	Director	May 13, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TexStar Oil Corporation
Dallas, Texas

We have audited the accompanying balance sheet of TexStar Oil Corporation (the “Company”) (a corporation in the development stage) as of December 31, 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from June 23, 2011 (re-entry into the development stage) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TexStar Oil Corporation at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from June 23, 2011 (re-entry into the development stage) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses from operations since re-entry into the development stage and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
May 9, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Texstar Oil Corporation (f/ka Bonamour Pacific, Inc.)

We have audited the accompanying balance sheets of Texstar Oil Corporation (f/k/a Bonamour Pacific, Inc. and Millennia, Inc.,) as of December 31, 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texstar Oil Corporation as of December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the financial statements, the Company has an accumulated deficit of $357,402 through December 31, 2011, and a net loss of $288,504 for the year ended December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP Sherb & Co., LLP Certified Public Accountants

New York, New York
March 28, 2012

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Current Assets:
Prepaid expense	$-	$1,925

Total current assets	-	1,925

Total assets	$-	$1,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$77,734	$13,278
Amount due related parties	85,976	34,348

Total current liabilities	163,710	47,626

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock - par value $0.001; 50,000,000 shares authorized;
5,004,609 and 0, shares of Series A issued and outstanding
at December 31, 2012 and 2011, respectively	5,005	-
Common stock - par value $0.001; 500,000,000 shares authorized;
27,634,112 and 134,112 shares issued and outstanding
at December 31, 2012 and 2011, respectively	27,634	134
Additional paid in capital	2,188,671	311,567
Prepaid stock based consulting	(1,453,766)	-
Accumulated deficit prior to re-entry into development stage	(312,409)	(312,409)
Deficit accumulated during development stage	(618,845)	(44,993)

Total stockholders' deficit	(163,710)	(45,701)

Total liabilities and stockholders' deficit	$-	$1,925

The accompanying footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH DECEMBER 31, 2012

			Cumulative from
			Re-entry into
	Years Ended		Development Stage
	December 31,		through
	2012	2011	December 31, 2012

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administration	573,852	288,504	618,845

Total operating expenses	573,852	288,504	618,845

Loss before taxes	(573,852)	(288,504)	(618,845)

Provision for income taxes	-	-	-

Net loss	$(573,852)	$(288,504)	$(618,845)

Loss per share, basic and diluted	$(0.10)	$(2.24)

Weighted average number of shares outstanding	5,769,358	128,791

The accompanying footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH DECEMBER 31, 2012

							Accumulated
							Deficit prior to	Accumulated
						Prepaid	Re-entry into	Deficit during
	Preferred Stock		Common Stock		Additional Paid	Stock Based	Development	Development
	Shares	Amount	Shares	Amount	in Capital	Consulting	Stage	Stage	Total

Balance, December 31, 2010,
as originally reported	-	$-	38,837,837	$38,838	$-	$-	$(68,898)	$-	$(30,060)
Effect of reverse stock split	-	-	(49,865,888)	(49,866)	49,866				-

Balance, December 31, 2010,
as restated	-	-	(11,028,051)	(11,028)	49,866	-	(68,898)	-	(30,060)
Issuance of shares pursuant to stock
purchase agreement	-	-	11,162,163	11,162	208,838	-	-	-	220,000
Forgiveness of debt	-	-	-	-	49,863	-	-	-	49,863
Capital contribution	-	-	-	-	3,000	-	-	-	3,000
Net loss prior to re-entry into
development stage	-	-	-	-	-	-	(243,511)	-	(243,511)

Balance, June 22, 2011	-	-	134,112	134	311,567	-	(312,409)	-	(708)

Net loss during development stage	-	-	-	-	-	-	-	(44,993)	(44,993)

Balance, December 31, 2011	-	-	134,112	134	311,567	-	(312,409)	(44,993)	(45,701)

Shares issued for debt	4,609	5	-	-	4,604	-	-	-	4,609
Issuance of shares pursuant to stock
purchase agreement	5,000,000	5,000	25,000,000	25,000	-				30,000
Shares issued for services	-	-	2,500,000	2,500	1,872,500	(1,453,766)			421,234
Net loss	-	-	-	-	-	-	-	(573,852)	(573,852)

Balance, December 31, 2012	5,004,609	$5,005	27,634,112	$27,634	$2,188,671	$(1,453,766)	$(312,409)	$(618,845)	$(163,710)

The accompanying footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH DECEMBER 31, 2012

			Cumulative from
			Re-entry into
	Years Ended		Development Stage
	December 31,		through
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(573,852)	$(288,504)	$(618,845)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Amortization of prepaid stock based consulting	421,234	-	421,234
Change in operating assets and liabilities:
Prepaid expense	1,925	(1,925)	-
Accounts payable	64,456	(1,795)	77,026
Amount due related parties	61,237	69,174	95,585

Net cash flows used in operating activities	(25,000)	(223,050)	(25,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	220,000	25,000
Capital contribution	-	3,000	-
			-

Net cash flows provided by financing activities	25,000	223,000	25,000

Increase (decrease) in cash	-	(50)	-
Cash, beginning of period	-	50	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$97	$-

Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for related party debt	$9,609	$-	$-

Issuance of common stock for services	$1,875,000	$-	$-

Forgiveness of related party debt	$-	$49,863	$-

The accompanying footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

TexStar Oil Corporation, formerly known as Bonamour Pacific, Inc. (the “Company”) was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc.  Since its inception, the Company has been a diversified management company engaged, through its affiliates and subsidiaries, in various businesses. The Company's primary business has been to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries.  The Company changed its state of incorporation to the State of Delaware in 1987.  On December 10, 1996, the Company changed its name to Millennia, Inc.  In February 2005, the Company again changed its state of incorporation to the State of Nevada.  On August 11, 2011, the Company changed its name to Bonamour Pacific, Inc.

Change in Current Business Plan

In October 2012, the Company changed its business direction to sourcing oil and gas exploration projects, and on December 3, 2012 changed its name to TexStar Oil Corporation.  With the change of business direction, the Company appointed Warren Hairford as Chief Operating Officer, and added Eric Tippetts and Markus Byrd to the Board of Directors.

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

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS (continued)

Stock Purchase Agreement with Bonamour (continued)

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

On April 19, 2011, all the then-current members of the Company's Board of Directors; namely John W. Bryant, Byron Pierce and Stanley Wright, resigned as officers and directors after  unanimously appointing Ms. Halter to become the sole director and President and Chief Executive Officer of the Company, which became effective on May 9, 2011.  For financial statement purposes this transaction was derecognized.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS (continued)

Re-Entry into Development Stage Activities

Effective with the change of control on June 23, 2011, the Company re-entered the development stage and has recorded no revenues from operations since that time.  Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements since June 23, 2011 are considered to be those related to development stage activities and represent the cumulative from re-entry amounts from its development stage activities reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10-05, Development Stage Entities.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2012, the Company had an accumulated deficit since re-entry into the development stage of $618,845 and for the year ended December 31, 2012, the Company incurred losses of $573,852.  As of December 31, 2011 the Company had a total deficit of $357,402, inclusive of deficits prior to re-entry into development stage and during development stage, and a total loss of $228,504 for the year then ended.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents.  Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.  The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2012 and 2011.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable passed due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2012 and 2011, the Company had no trade accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to operating expenses as incurred.  The Company uses the straight-line method of depreciation for its property and equipment based on the estimated useful lives of the assets, generally three to five years.  At December 31, 2012 and 2011 the Company had no property equipment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an arrangement, 2) delivery of the product or service, 3) a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2012 and 2011.

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

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position.  Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which those changes in judgment occur.  The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision.

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants to purchase common stock of the Company of which the Company had none at December 31, 2012 and 2011.

Stock Based Compensation

The Company recognizes compensation expense for all stock based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  During the year end December 31, 2012, the Company recognized no stock based compensation during the years ended December 31, 2012 and 2011.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. The financial statements for the year ended December 31, 2011 have been presented by the Company as having re-entered into the development stage commencing June 23, 2011. The prior year financial statements for the year ended December 31, 2011, previously presented, did not present the Company as a development stage. These reclassifications had no effect on previously reported results of operations or the sum of accumulated deficit now presented as the accumulated deficit prior to re-entry into development stage and deficit accumulated during development stage.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended December 31, 2012 and through April 15, 2013 there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – RELATED PARTIES

During the year ended December 31, 2012, Mr. Halsey and entities solely owned by Mr. Halsey, through a cash advance and direct payment to certain vendors, loaned the Company $57,806, of which $5,000 was converted into equity.  For more details, see NOTE 4 -- CAPITAL STOCK.  As of December 31, 2012, the Company owed Mr. Halsey $52,806.

During the year ended December 31, 2012, BAI advanced the Company $3,431 and converted $4,609 of maounts advanced in 2011 into equity as more fully described in NOTE 4 -- CAPITAL STOCK.  As of December 31, 2012, the Company owed BAI and its affiliates $33,178.

During the year ended December 31, 2011, BAI advanced the Company $34,348 in the form of direct payments to certain vendors to the Company.  The advances are non-interest bearing and due on demand.

Pursuant to the Asset Purchase Agreement between the Company and Reunion, Reunion paid to the Company, among other consideration, cash of $100,000 and a note payable from Reunion in the principal amount of $200,000, secured by 36,500,000 newly issued shares of common stock. The Company used the $100,000 cash proceeds from that transaction to pay off debt owed to Pam J. Halter, who served as Secretary and a Director of the Company from 2005 to 2010. In addition, the Company, for consideration, endorsed the note over to Ms. Halter with full recourse.  On February 7, 2011, Ms. Halter, for consideration, granted Reunion an extension of time to March 7, 2011, to retire the debt. Subsequently said date was extended to April 18, 2011, under an oral agreement with Ms. Halter.  Pursuant to the terms of the extension and oral agreement, Reunion agreed to assume certain obligations of the Company including legal, audit, office, and certain other expenses incurred by the Company totaling $26,407.  In addition, certain members of Reunion agreed to reclassify loans made to the Company in the amounts of $10,050 as paid in capital.  Reunion defaulted on the single Note payment due April 18, 2011, and, on April 19, 2011, Ms. Halter foreclosed on the collateral under a mutual consent with Reunion.  By mutual oral consent the parties agreed to forebear implementation of the foreclosure until May 8, 2011 to give Reunion additional time to fund its obligation.  Payment did not occur by such date, and the foreclosure became complete.  As part of the consent agreement, United League Baseball, Inc. (“ULB”), a wholly-owned subsidiary formed in the state of Nevada, was conveyed to Reunion and Reunion agreed to assume any and all liabilities of ULB.

BAI provides office space for the Company.  The fair value of this office space was not significant to the financial statements for the year ended December 31, 2012.  Management considers the Company’s current office space arrangement adequate.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – CAPITAL STOCK

Preferred Stock

At December 31, 2012, the Company had 50,000,000 authorized shares of Preferred Stock with a $0.001 par value.  At December 31, 2012, the Company had 5,004,609 shares of Series A Preferred Stock issued and outstanding.

On June 21, 2012, the Company’s board of directors designated 10,000,000 shares of authorized preferred stock of the Company as Series A Preferred Stock.  Each holder of Series A Preferred Stock is entitled to 100 votes for each share of Series A Preferred Stock held on any matter submitted to the Company’s shareholders.  Shares of our Series A Preferred Stock  are on an equal basis with the Company’s common stock with respect to dividends and any liquidation, winding up or dissolution of the Company.

On June 21, 2012, the Company entered into a Series A Preferred Stock Purchase Agreement (the "June 2012 Preferred Stock Purchase Agreement") with BAI.  Pursuant to the June 2012 Preferred Stock Purchase Agreement, we issued 4,609 shares of our Series A Preferred Stock to BAI in exchange and as consideration for BAI’s agreement to forgive and discharge obligations of the Company in the aggregate amount of $4,609 which had previously been advanced by BAI on behalf of the Company.

On October 17, 2012, the Company entered into a Series A Preferred Stock Purchase Agreement (the “October 2012 Preferred Stock Purchase Agreement”) with Mr. Halsey.  Pursuant to the October 2012 Preferred Stock Purchase Agreement, we issued 5,000,000 shares of our Series A Preferred Stock to Mr. Halsey in exchange and as consideration for Mr. Halsey’s agreement to forgive and discharge obligations of the Company in the aggregate amount of $5,000 which had previously been advanced by Mr. Halsey on behalf of the Company.

Common Stock

Effective August 11, 2011, the Company amended its Articles of Incorporation, thereby increasing the number of authorized shares of Common Stock of the Company from 50,000,000 to 500,000,000.  At December 31, 2012, the Company had 500,000,000 authorized shares of Common Stock with a $0.001 par value.  At December 31, 2012, the Company had 27,634,112 shares of Common Stock issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.  The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "TEXS."

Reverse Split of Common Stock

On June 20, 2012, the Company’s board of directors unanimously adopted resolutions declaring the advisability of, and recommending that stockholders approve, an amendment to the Company’s Articles of Incorporation (the “Amendment”) to effect a 1-for-1,000 reverse split of the issued and outstanding shares of the Company’s Common Stock (the “Reverse Split”).  In connection with the adoption of this resolution, the Board elected to seek the written consent of the holders of a majority of the Company’s issued and outstanding shares of Common Stock in order to reduce the costs and implement the

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – CAPITAL STOCK (continued)

Common Stock (continued)

Reverse Split of Common Stock (continued)

proposals in a timely manner.  On June 20, 2012, shareholders holding 31,469,589 shares of the Company’s issued and outstanding Common Stock (approximately 62.94%), consented in writing to the proposed Amendment.  The Reverse Split was effective on August 2, 2012, resulting in the number of issued and outstanding shares of Common Stock of the Company decreasing from 50,000,000 to 133,612.  All per share amounts in the accompanying financial statements have been retroactively presented.

Issuance of Common Stock

On October 17, 2012, the Company entered into a Common Stock Purchase Agreement (the “October 2012 Common Stock Purchase Agreement”) with Mr. Halsey.  Pursuant to the October 2012 Common Stock Purchase Agreement, we issued 25,000,000 shares of our Common Stock to Mr. Halsey in exchange for cash consideration in the amount of $25,000.

Also on October 17, 2012, the Company entered into Consulting Agreements with an unaffiliated entity and an unaffiliated individual (the “Consultants”), wherein the Consultants will provide financial and consulting services to the Company (the “Services”) for a period of one year.  As consideration for the Services provided by the Consultants under the Consulting Agreements, the Company issued 1,250,000 shares of our Common Stock to each Consultant, for a total issuance of 2,500,000.  These shares of Common Stock were valued at market on the date of the issuance.  As a resulting of this valuation, $1,875,000 was recorded as Prepaid Stock Based Consulting on the accompanying financial statements.  For the period from issuance to December 31, 2012, we have charged $421,234 to consulting expense, leaving a balance of $1,453,766 in Prepaid Stock Based Consulting as of December 31, 2012.

On June 23, 2011, the Company executed a Stock Purchase Agreement with BAI, pursuant to which BAI purchased 11,162 (post-split) newly issued shares of Company Common Stock for a purchase price of $220,000.

NOTE 5 – INCOME TAXES

The Company had federal net operating tax loss carry-forward of approximately $574,000 as of December 31, 2012.  The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2032.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Years Ended December 31,
	2012	2011
Expected income tax benefit at statutory rate of 35%	$(201,000)	$(101,000)
Change in valuation account	201,000	101,000
Income tax expense (benefit)	$-0-	$-0-

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (continued)

Our provision for income taxes differs from applying the statutory U.S. federal income tax rate to the income before income taxes.  The primary differences result from deducting certain expenses for financial statement purposes but for federal income tax purposes.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2012	2011
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$326,000	$125,000
Less: valuation allowance	(326,000)	(125,000)
Net deferred tax asset	$-0-	$-0-

In 2012 and 2011 the deferred tax valuation allowance increased by $100,000 and $77,000, respectively.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As of December 31, 2012 and 2011, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2012 and 2011, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's balance sheet, operating results or cash flows.