Form 10-Q
period 2013-03-31
TEXSTAR OIL Corp
filed 2013-05-20
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

TEXSTAR OIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5910 N. Central Expressway, Suite 790, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 8, 2013 was 27,634,112.

TABLE OF CONTENTS

		Page

PART I –FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
	Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	1
	Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited) and for the Period from Re-entry into Development Stage (June 23, 2011) through March 31, 2013 (Unaudited)	2
	Statements of Stockholders’ Deficit for the Period from Re-entry into Development Stage (June 23, 2011) through March 31, 2013 (Unaudited)	3
	Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the Period from Re-entry into Development Stage (June 23, 2011) through March 31, 2013 (Unaudited)	4
	Notes to Financial Statements	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8
ITEM 4.	CONTROLS AND PROCEDURES	8

PART II – OTHER INFORMATION		9
ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 1A.	RISK FACTORS	10
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4.	MINE SAFETY DISCLOSURES	10
ITEM 5.	OTHER INFORMATION	10
ITEM 6.	EXHIBITS	10

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2013	December 31,
	(unaudited)	2012

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$97,497	$77,734
Amount due to related parties	122,550	85,976

Total current liabilities	220,047	163,710

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 50,000,000 shares authorized;
5,004,609 shares of Series A issued and outstanding	5,005	5,005
Common stock - par value $0.001; 500,000,000 shares authorized;
27,634,112 shares issued and outstanding	27,634	27,634
Additional paid in capital	2,188,671	2,188,671
Prepaid stock based consulting	(991,438)	(1,453,766)
Accumulated deficit prior to re-entry into development stage	(312,409)	(312,409)
Deficit accumulated during development stage	(1,137,510)	(618,845)

Total stockholders' deficit	(220,047)	(163,710)

Total liabilities and stockholders' deficit	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH MARCH 31, 2013
(Unaudited)
			Cumulative from
			Re-entry into
			Development Stage
	Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administration	518,665	27,897	1,137,510

Total operating expenses	518,665	27,897	1,137,510

Loss before taxes	(518,665)	(27,897)	(1,137,510)

Provision for income taxes	-	-	-

Net loss	$(518,665)	$(27,897)	$(1,137,510)

Loss per share, basic and diluted	$(0.02)	$(0.21)

Weighted average number of shares outstanding	27,634,112	134,112

The accompanying condensed notes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH MARCH 31, 2013

							Accumulated
							Deficit prior to	Accumulated
						Prepaid	Re-entry into	Deficit during
	Preferred Stock		Common Stock		Additional Paid	Stock Based	Development	Development
	Shares	Amount	Shares	Amount	in Capital	Consulting	Stage	Stage	Total

Balance, June 23, 2011	-	-	50,000,000	50,000	261,701	-	(312,409)	-	(708)
Effect of reverse stock split	-	-	(49,865,888)	(49,866)	49,866	-	-	-	-
Net loss during development stage	-	-	-	-	-	-	-	(44,993)	(44,993)

Balance, December 31, 2011	-	-	134,112	134	311,567	-	(312,409)	(44,993)	(45,701)

Shares issued for debt	4,609	5	-	-	4,604	-	-	-	4,609
Issuance of shares pursuant to stock
purchase agreement	5,000,000	5,000	25,000,000	25,000	-	-	-	-	30,000
Shares issued for services	-	-	2,500,000	2,500	1,872,500	(1,453,766)	-		421,234
Net loss	-	-	-	-	-	-	-	(573,852)	(573,852)

Balance, December 31, 2012	5,004,609	5,005	27,634,112	27,634	2,188,671	(1,453,766)	(312,409)	(618,845)	(163,710)

Amortization of prepaid stock
based consulting	-	-	-	-	-	462,328	-	-	462,328
Net loss	-	-	-	-	-	-	-	(518,665)	(518,665)

Balance, March 31, 2013	5,004,609	$5,005	27,634,112	$27,634	$2,188,671	$(991,438)	$(312,409)	$(1,137,510)	$(220,047)

The accompanying condensed notes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH MARCH 31, 2013
(Unaudited)
			Cumulative from
			Re-entry into
			Development Stage
	Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(518,665)	$(27,897)	$(1,137,510)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of prepaid stock based consulting	462,328	-	883,562
Change in operating assets and liabilities:
Prepaid expense	-	963	-
Accounts payable	19,763	13,065	96,789
Amount due to related parties	36,574	13,869	132,159

Net cash flows used in operating activities	-	-	(25,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	-	25,000
			-

Net cash flows provided by financing activities	-	-	25,000

Increase (decrease) in cash	-	-	-
	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for related party debt	$-	$-	$9,609

Issuance of common stock for services	$-	$-	$1,875,000

The accompanying condensed notes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of TexStar Oil Corporation (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2013 and 2012.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K, filed with the Securities Exchange Commission on May 16, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

Development Stage Activities

The Company is presently in the development stage with no significant revenues from operations.  Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those related to development stage activities and represent the cumulative from inception amounts from its development stage activities reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915-10-05, Development Stage Entities.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 -- GOING CONCERN

The financial statements of the Company have been prepared in conformity with GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been met through the product sales, sale of its common stock, cash advances from related parties, and established trade credit.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTIES

During the three months ended March 31, 2013, Nathan Halsey, the Company’s President, Chief Executive Officer and Chief Finanical Officer and TexStar Oil Co., Ltd., a corporation owned and controlled by Mr. Halsey, through direct payments to certain vendors on the Company’s behalf, advanced the Company $14,860.  During the period from February 2012 through December 31, 2012, Mr. Halsey and Bonamour Asia, LLC, a limited liability company owned and controlled by Mr. Halsey, also made direct payments to certain vendors on the Company’s behalf.  As of March 31, 2013, the Company owed Mr. Halsey $80,692.

During the three months ended March 31, 2013, Bon Amour International, LLC (“BAI”), a Texas limited liability company for which Mr. Halsey serves as a principal, provided services to the Company, including office space (see below) and personnel, valued at $8,688.  During the period from June 2011 through December 31, 2012, BAI also made direct payments to certain vendors on the Company’s behalf.  As of March 31, 2013, the Company owed BAI $41,858.

BAI provides office space for the Company.  The fair value of this office space was estimated to be $1,000 per month, and this amount is recorded as occupancy costs in the accompanying condensed financial statements.  Management considers the Company’s current office space arrangement adequate.

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2013 as a result of the losses recorded during the three months ended March 31, 2013 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2013, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors including, but not limited to, the risks and uncertainties discussed in our other filings with the Securities Exchange Commission (“SEC”). We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

In October 2012, the Company changed its business opertaions to focus upon oil and gas exploration projects, and on December 3, 2012, changed its name to TexStar Oil Corporation.

Our principal office is located at 5910 North Central Expressway, Suite 790, Dallas, Texas and our telephone number is (214) 855-0808.  Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "TEXS."  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At March 31, 2013, the Company had an accumulated deficit since re-entry into the development stage of $1,137,510 and for the three months ended March 31, 2013, the Company incurred losses of $518,665.  Management expects that the Company will need to raise additional capital through sales of equity or debt securities to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 16, 2013.

Liquidity and Capital Resources

We are a development stage company and have not achieved any revenues as a result of our current business operations.  Since our inception, we have not attained a level of operations that allows us to meet our current overhead.  We do not contemplate attaining profitable operations until we obtain financing and execute plans to acquire interests in oil and gas exploration projects. Nevertheless, there can be no assurance that management will be able to successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2013, the Company’s cash balance was $0 and we had liabilities totaling $220,047, which include $122,550 of related party debt.  At March 31, 2013 the Company’s working capital deficit was $220,047.

Since the change in control that occurred in 2011, Bon Amour International, LLC (“BAI”), a Texas limited liability company for which Nathan Halsey, the Company’s President, Chief Executive Officer and Chief Finanical Officer, serves as  a principal, Mr. Halsey, Bonamour Asia, LLC (“Bonamour Asia”), a limited liability company owned and controlled by Mr. Halsey,  and TexStar Oil Co., Ltd (“TexStar Ltd.”), a corporation owned and controlled by Mr. Halsey, have advanced funds to and on behalf of the Company to satisfy current legal, accounting and administrative obligations and have made available certain office space and personnel for the Company’s use.  During the three months ended March 31, 2013, Mr. Halsey and TexStar Ltd, through direct payments to certain vendors on the Company’s behalf, advanced the Company $14,860.  During the period from February 2012 through December 31, 2012, Mr. Halsey and Bonamour Asia also made direct payments to certain vendors on the Company’s behalf and as of March 31, 2013, the Company owed Mr. Halsey $80,692.  During the three months ended March 31, 2013, BAI provided services to the Company, including the use of office space and personnel, valued at $8,688.  During the period from June 2011 through December 31, 2012, BAI also made direct payments to certain vendors on the Company’s behalf.  As of March 31, 2013, the Company owed BAI $41858.

The Company will need to raise additional capital to commence and sustain operations until such time as the Company can fully implement its plan of future operation and achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current stockholders may need to contribute additional funds to sustain operations.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013 and 2012, the Company had no revenue.

For the three months ended March 31, 2013, the Company had operating expenses totaling $518,665 compared to $27,897 for the same period in 2012, an increase of $490,768.  This change is primarily a result of an increase in consulting expenses.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan W. Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2013 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one executive officer/director dealing with general administrative and financial matters. This may constitute a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 31, 2012, Pam J. Halter, a minority stockholder, filed a lawsuit in the 162nd Judicial District Court of Dallas County, Texas, individually and derivatively on behalf of Bonamour Pacific, Inc. (the “Company”), against Nathan Halsey, who serves as a Director of the Company as well as our Chief Executive Officer and Secretary, and Bonamour Pacific, Inc., as a nominal defendant. The plaintiffs’ petition alleges that actions taken by the Company and Mr. Halsey constitute a breach of fiduciary duty and resulted in unjust enrichment. Specifically, plaintiff alleges that actions taken by Mr. Halsey (and/or an entity purportedly controlled by Mr. Halsey) to (1) effect a 1-1000 reverse stock split, (2) issue additional shares to holders of purported “fractional shares” resulting from the reverse stock split, (3) create and issue preferred shares and (4) sell common and preferred shares to himself were improper. Plaintiff seeks damages resulting from the alleged improper acts in an unspecified amount, attorneys’ fees, costs and such other relief as may be proper. As of the date of this report, neither defendant has been served with the lawsuit.

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

There are no unreported sales of unregistered securities during the quarter ended March 31, 2013.

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

May 20, 2013	TEXSTAR OIL CORPORATION

	By:	/s/ Nathan Halsey
Nathan Halsey
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)