Form 10-Q
period 2013-09-30
TEXSTAR OIL Corp
filed 2013-11-06
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

TEXSTAR OIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Maple Avenue, Suite 1325, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 21, 2013 was 27,634,112.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2013	December 31,
	(unaudited)	2012

ASSETS

Current Assets:
Cash	$200	$-

Total current assets	$200	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$39,407	$77,734
Amount due to related parties	290,043	85,976

Total current liabilities	329,450	163,710

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 50,000,000 shares authorized;
5,004,609 shares of Series A issued and outstanding	5,005	5,005
Common stock - par value $0.001; 500,000,000 shares authorized;
27,634,112 shares issued and outstanding	27,634	27,634
Additional paid in capital	2,188,671	2,188,671
Prepaid stock based consulting	(51,369)	(1,453,766)
Accumulated deficit prior to re-entry into development stage	(312,409)	(312,409)
Deficit accumulated during development stage	(2,186,782)	(618,845)

Total stockholders' deficit	(329,250)	(163,710)

Total liabilities and stockholders' deficit	$200	$-

The accompanying condensed footnotes are an intergral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH SEPTEMBER 30, 2013
(Unaudited)
					Cumulative from
					Re-entry into
					Development Stage
	Three Months Ended		Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administration	501,355	21,151	1,567,937	68,372	2,186,782

Total operating expenses	501,355	21,151	1,567,937	68,372	2,186,782

Loss before taxes	(501,355)	(21,151)	(1,567,937)	(68,372)	(2,186,782)

Provision for income taxes	-	-	-	-	-

Net loss	$(501,355)	$(21,151)	$(1,567,937)	$(68,372)	$(2,186,782)

Loss per share, basic and diluted	$(0.02)	$(0.16)	$(0.06)	$(0.51)

Weighted average number of shares outstanding	27,634,112	133,612	27,634,112	133,612

The accompanying condensed footnotes are an intergral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH SEPTEMBER 30, 2013

							Accumulated
							Deficit prior to	Accumulated
						Prepaid	Re-entry into	Deficit during
	Preferred Stock		Common Stock		Additional Paid	Stock Based	Development	Development
	Shares	Amount	Shares	Amount	in Capital	Consulting	Stage	Stage	Total

Balance, June 23, 2011	-	-	50,000,000	50,000	261,701	-	(312,409)	-	(708)
Effect of reverse stock split	-	-	(49,865,888)	(49,866)	49,866	-	-	-	-
Net loss during development stage	-	-	-	-	-	-	-	(44,993)	(44,993)

Balance, December 31, 2011	-	-	134,112	134	311,567	-	(312,409)	(44,993)	(45,701)

Shares issued for debt	4,609	5	-	-	4,604	-	-	-	4,609
Issuance of shares pursuant to stock
purchase agreement	5,000,000	5,000	25,000,000	25,000	-	-	-	-	30,000
Shares issued for services	-	-	2,500,000	2,500	1,872,500	(1,453,766)	-		421,234
Net loss	-	-	-	-	-	-	-	(573,852)	(573,852)

Balance, December 31, 2012	5,004,609	5,005	27,634,112	27,634	2,188,671	(1,453,766)	(312,409)	(618,845)	(163,710)

Amortization of prepaid stock
based consulting	-	-	-	-	-	1,402,397	-	-	1,402,397
Net loss	-	-	-	-	-	-	-	(1,567,937)	(1,567,937)

Balance, September 30, 2013	5,004,609	$5,005	27,634,112	$27,634	$2,188,671	$(51,369)	$(312,409)	$(2,186,782)	$(329,250)

The accompanying condensed footnotes are an intergral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011)
THROUGH SEPTEMBER 30, 2013
(Unaudited)
			Cumulative from
			Re-entry into
			Development Stage
	Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,567,937)	$(68,372)	$(2,186,782)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of prepaid stock based consulting	1,402,397	-	1,823,631
Change in operating assets and liabilities:
Prepaid expense	-	1,925	-
Accounts payable	(38,327)	25,838	38,699
Amount due to related parties	204,067	40,609	299,652

Net cash flows provided by (used in) operating activities	200	-	(24,800)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	-	25,000
			-

Net cash flows provided by financing activities	-	-	25,000

Increase in cash	200	-	200
Cash, beginning of period	-	-	-
Cash, end of period	$200	$-	$200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for related party debt	$-	$4,609	$9,609

Issuance of common stock for services	$-	$-	$1,875,000

The accompanying condensed footnotes are an intergral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of TexStar Oil Corporation (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month and three month periods ended September 30, 2013 and 2012.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K, filed with the Securities Exchange Commission on May 16, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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

Reclassifications

Certain 2012 amounts have been reclassified to conform to current year presentation.

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

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTIES

During the nine months ended September 30, 2013, Bon Amour International, LLC (“BAI”), a Texas limited liability company for which Nathan Halsey, the Company’s President, Chief Executive Officer and Chief Financial Officer, serves as a principal, provided services to the Company, including office space (see below) and personnel, valued at $22,001.  BAI also made cash advances and direct payments to certain vendors on the Company’s behalf totaling $107,855.  During the period from June 2011 through December 31, 2012, BAI also made direct payments to certain vendors on the Company’s behalf totaling $33,170.  As of September 30, 2013, the Company owed BAI $163,026.

During the nine months ended September 30, 2013, Mr. Halsey and TexStar Oil Co., Ltd. (“TexStar Ltd.”), a corporation owned and controlled by Mr. Halsey, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $53,146.  During November and December 2012, TexStar Ltd. also made cash advances on the Company’s behalf totaling $20,000.  As of September 30, 2013, the Company owed TexStar Ltd. $73,146.

During the period from February 2012 through December 31, 2012, Mr. Halsey and Bonamour Asia, LLC (“Bonamour Asia”), a limited liability company owned and controlled by Mr. Halsey, made direct payments to certain vendors on the Company’s behalf totaling $41,192.  As of September 30, 2013, the Company owed Bonamour Asia, LLC $41,192.

During the nine months ended September 30, 2013, Mr. Halsey, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $8,039.  Between June and December 2012, Mr. Halsey also made direct payments to certain vendors on the Company’s behalf totaling $4,640.  As of September 30, 2013, the Company owed Mr. Halsey $12,679.

BAI provides office space for the Company.  The fair value of this office space was estimated to be $1,000 per month, and this amount is recorded as occupancy costs reflected in the selling, general and administration expenses noted in the accompanying financial statements and included in the amount due BAI, as detailed above.  Management considers the Company’s current office space arrangement adequate.

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2013 as a result of the losses recorded during the nine months ended September 30, 2013 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2013, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Overview

In October 2012, the Company changed its business operations to focus upon oil and gas exploration and/or production projects, and on December 3, 2012, changed its name to TexStar Oil Corporation. Though management has evaluated certain projects, the Company has not yet engaged in any oil and gas exploration or production activities as of the date of this report.

Our principal office is located at 3500 Maple Avenue, Suite 1325, Dallas, Texas 75219 and our telephone number is (214) 855-0808.  Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "TEXS."  We do not currently have a corporate website.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At September 30, 2013, the Company had an accumulated deficit since re-entry into the development stage of $2,186,782 and for the nine months ended September 30, 2013, the Company incurred losses of $1,567,937.  Management expects that the Company will need to raise additional capital through sales of equity or debt securities to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 16, 2013.

Liquidity and Capital Resources

We are a development stage company and have not achieved any revenues as a result of our current business operations.  Since our inception, we have not attained a level of operations that allows us to meet our current overhead.  We do not contemplate attaining profitable operations until we obtain financing and execute plans to acquire interests in oil and gas exploration and/or production projects. Nevertheless, there can be no assurance that management will be able to successfully implement such plans, and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of September 30, 2013, the Company’s cash balance was $200 and we had liabilities totaling $329,450, which include $290,043 of related party debt.  At September 30, 2013 the Company’s working capital deficit was $329,250.

Since the change in control of the Company that occurred in 2011, BAI, Mr. Halsey, Bonamour Asia, and TexStar Ltd. have advanced funds to and on behalf of the Company to satisfy current legal, accounting and administrative obligations and have made available certain office space and personnel for the Company’s use.

During the nine months ended September 30, 2013, BAI provided services to the Company, including office space and personnel, valued at $22,001.  BAI also made cash advances and direct payments to certain vendors on the Company’s behalf totaling $107,855.  During the period from June 2011 through December 31, 2012, BAI also made direct payments to certain vendors on the Company’s behalf totaling $33,170.  As of September 30, 2013, the Company owed BAI $163,026.  During the nine months ended September 30, 2013, Mr. Halsey, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $8,039.  Between June and December 2012, Mr. Halsey also made direct payments to certain vendors on the Company’s behalf totaling $4,640.  As of September 30, 2013, the Company owed Mr. Halsey $12,679.  During the period from February 2012 through December 31, 2012, Bonamour Asia, made direct payments to certain vendors on the Company’s behalf totaling $41,192.  As of September 30, 2013, the Company owed Bonamour Asia $41,192.  During the nine months ended September 30, 2013, TexStar Ltd., through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $53,146.  During November and December 2012, TexStar Ltd. also made cash advances the Company’s behalf totaling $20,000.  As of September 30, 2013, the Company owed TexStar Ltd. $73,146.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013 and 2012, the Company had no revenue.

For the three months ended September 30, 2013, the Company had operating expenses totaling $501,355 compared to $21,151 for the same period in 2012, an increase of $480,204.  This change is primarily a result of an increase in consulting expenses of approximately $473,000. In addition, audit fees increased by $1,000, legal fees increased by approximately $8,000 and other general and administrative expenses decreased by approximately $2,000 in the three months ended September 30, 2013 as compared to the same period in 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013 and 2012, the Company had no revenue.

For the nine months ended September 30, 2013, the Company had operating expenses totaling $1,567,937 compared to $68,372 for the same period in 2012, an increase of $1,499,565.  This change is primarily a result of an increase in consulting expenses of approximately $1,460,000. In addition, audit fees increased by approximately $4,000, legal fees increased by $14,000 and other general and administrative expenses increased by $22,000 in the nine months ended September 30, 2013 as compared to the same period in 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2013 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 12, 2012, Mullin Hoard & Brown, LLP (“MHB”) filed a lawsuit styled Mullin Hoard & Brown, LLP v. Reunion Sports Group, LLC, John Bryant, Janet Bryant, Byron Pierce, and Millenia, Inc.; In the 251st Judicial District Court of Potter County, Texas; Cause No. 101083C, asserting claims for breach of contract.  MHB is a law firm that was engaged to provide legal services to Reunion Sports Group, LLC. MHB alleges that Millennia, Inc. (the Company) and the other defendants executed an amended payment and guaranty agreement pursuant to which they agreed to remain liable for the fees and expenses owed at that time by Reunion and those incurred in the future.  MHB claims it is owed $133,528.95 in unpaid legal fees.  On July 23, 2013, MHB took a nonsuit as to the Company without prejudice to its claims against the remaining defendants.

ITEM 1A.  RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended September 30, 2013.

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

November 6, 2013	TEXSTAR OIL CORPORATION

	By:	/s/ Nathan Halsey
Nathan Halsey
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)