Form 10-K
period 2013-12-31
TEXSTAR OIL Corp
filed 2014-04-15
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

TEXSTAR OIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4514 Cole Avenue, Suite 600, Dallas, Texas	75205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 865-6589

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was $27,551,778 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 7, 2014 was 27,634,112

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

 Our principal office is located at 4514 Cole Avenue, Suite 600, Dallas, Texas 75205 and our telephone number is (214) 865-6589.  The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "TEXS."

Development of the Company

The Company was incorporated in the State of Florida in 1982 under the name of S.O.I. Industries, Inc. and changed its state of incorporation to the State of Delaware in 1987. On December 10, 1996, the Company changed its name to Millennia, Inc., and in February 2005, the Company changed its state of incorporation to the State of Nevada. On August 11, 2011, the Company changed its again name to Bonamour Pacific, Inc. We adopted our current name, “TexStar Oil Corporation” effective as of December 3, 2012.

At inception, the Company began as a diversified management company engaged, through prior affiliates and subsidiaries, in various businesses. The Company's primary business was to acquire and operate business operations through affiliates and subsidiaries and to provide management expertise to the affiliates and subsidiaries.

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

As a result of the Purchase Agreements described above, BAI acquired an aggregate of 18,000,000 shares, representing approximately 36% of the outstanding Common Stock of the Company.  Nathan Halsey is the sole Manager, Chief Executive Officer and President of BAI. BAI acquired the shares using funds from its working capital. In connection with the transactions consummated under the Purchase Agreements (the “Transactions”), (1) Pam J. Halter resigned as the Company’s sole officer and Nathan Halsey was appointed as the President and Chief Executive Officer of the Company effective June 23, 2011, (2) Ms. Halter tendered her resignation as the Company’s sole director and appointed Nathan Halsey as the new sole director of the Company, which became effective July 7, 2011, (3) the parties agreed that the Articles of Incorporation of the Company will be promptly amended to increase the shares of Common Stock authorized for issuance by the Company from 50,000,000 to 500,000,000 shares (the “Amendment”), (4) Ms. Halter agreed to vote all shares held by her by written consent to approve the Amendment, (5) the parties acknowledged and agreed that upon effectiveness of the Amendment, the Company would thereafter issue and sell additional shares of Common Stock to BAI in consideration of its contribution of certain assets to the Company, and upon issuance thereof, BAI would obtain a controlling interest in the issued and outstanding shares of Company Common Stock (the “Additional Issuance”), and (6) Ms. Halter agreed to vote her shares of Common Stock to elect and qualify a Board consisting of one person nominated by BAI until such time as the Additional Issuance is consummated.

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

Plan of Operation

As noted above, in October 2012 management resolved to seek financing and engage in the business of oil and gas exploration and production. Assuming management is successful in financing its planned operations, the Company intends to become an “upstream” or energy and production (“E&P”) focused oil and gas company.   As an upstream producer, the Company would seek to acquire oil and gas fields (or the mineral rights to a portion thereof), prove up reserve estimates on such properties through discovery wells, and then develop the fields to maximize the Company’s earnings.  We intend to acquire the rights to both oil and gas reserves and existing production in both the United States and abroad.

As an energy and production focused oil and gas company, our core focus will be on:

•	The acquisition of interest in a variety of oil and gas leases for the exploration of oil and gas reserves, including both unproven reserves (exploration) as well as proven reserves (production);

•	Acquiring properties within a diverse geographic area; and

•	Exploiting the contacts, resources and experience of our management team to make sound acquisition choices.

The oil and gas industry is divided into three major components: Upstream, midstream and downstream.  The upstream oil sector is a term commonly used to refer to the searching for and the recovery and production of crude oil and natural gas. The upstream oil sector is also known as the exploration and production (E&P) sector, and includes the searching for potential underground or underwater oil and gas fields, drilling of exploratory wells, and subsequently drilling and operating the wells that recover and bring the crude oil and/or raw natural gas to the surface.  This is our current business focus.

As of the date of this Report the Company does not own any oil or natural gas assets. Nevertheless, management plans to work to identify and evaluate potential assets and we intend to acquire the working interests in various oil and gas prospects identified by management once the Company has sufficient funds to purchase such prospects.

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

Some provinces and states regulate the size and shape of development and spacing units or proration units for oil and gas properties. Some provinces and states allow forced pooling or unitization of tracts to facilitate exploration while other states/provinces rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, provincial and state conservation laws establish maximum allowable rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production These laws and regulations may limit the amount of oil and gas we can produce from our wells or limit the number of wells or the locations at which our wells can be drilled. Moreover, each province and state generally imposes a production or severance tax with respect to the production and sale of oil, gas and natural gas liquids within its jurisdiction.

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

The failure to comply with these rules and regulations can result in substantial penalties, including lease suspension or termination in the case of federal or provincial leases. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, is expected to affect our profitability. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect us.

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

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and which we refer to as CERCLA, and comparable state statutes impose strict, joint, and several liability, without regard to fault or legality of conduct, on certain classes of persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA authorizes the EPA, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our principal office is located at 4514 Cole Avenue, Suite 600, Dallas, Texas 75205, in office space leased by BAI, one of the Company’s principal stockholders. BAI provided principal office space to the Company at a cost of $1,000 per month. We are not currently subject to a written lease agreement with BAI, and the arrangement can be terminated at any time by us or BAI. We believe this property is in generally good condition and is suitable to carry on our business.  We also believe that if required, suitable alternative office space will be available on commercially reasonable terms.

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

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

           Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “TEXS.” Prior to December 3, 2012, our Common Stock was quoted under the symbol “BONP.”  The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock as reported on the OTCQB. This information has been obtained from the OTCQB. Prices for the third quarter of 2012 and subsequent quarters are reported following the Company’s 1 for 1,000 reverse stock split.  The prices have not been adjusted to reflect the reverse stock split.

Quarter Ended	High	Low
Fiscal Year 2013
Fourth Quarter	$4.00	$0.13
Third Quarter	$10.01	$0.10
Second Quarter	$2.05	$0.75
First Quarter	$2.25	$0.75

Fiscal Year 2012
Fourth Quarter	$1.95	$0.75
Third Quarter	$10.10	$0.50
Second Quarter	$2.15	$2.15
First Quarter	$2.15	$0.12

On April 7, 2014, the last sale price of our Common Stock reported by the OTCQB was $2.50.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 7, 2014, we had 6,459 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of April 7, 2014, we had 27,634,112 shares of our Common Stock issued and outstanding.

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

Overview

In October 2012, the Company changed its focus to the business of oil and gas exploration and production and on December 3, 2012 changed its name to TexStar Oil Corporation.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At December 31, 2013, the Company had an accumulated deficit since re-entry into the development stage of $2,261,592 and for the year ended December 31, 2013, the Company incurred losses of $1,642,747.  Management expects that the Company will need to raise substantial additional capital through sales of equity or debt securities to pursue its business plans and sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2013 and through April 14, 2014, there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Significant Accounting Policies

Cash

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents.  Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.  The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2013 and 2012.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable passed due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2013 and 2012, the Company had no trade accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to operating expenses as incurred.  The Company uses the straight-line method of depreciation for its property and equipment based on the estimated useful lives of the assets, generally three to five years.  At December 31, 2013 and 2012 the Company had no property equipment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an arrangement, 2) delivery of the product or service, 3)  a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2013 and 2012.

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

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants of which the Company had none at December 31, 2013 and 2012.

Stock Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2013 and 2012.

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

Liquidity and Capital Resources

We are a development stage company and have not achieved any revenues as a result of our current business operations.  Since our inception, we have not attained a level of operations that allows us to meet its current overhead.  We do not contemplate attaining profitable operations until we execute plans to begin acquisition of oil and gas properties and engage in mineral production operations. Nevertheless, there can be no assurance that management will be able to successfully implement such plans and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund asset acquisition, working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2013, the Company’s cash balance was $131 and we had liabilities totaling $352,822, which include $331,929 of related party advances.  At December 31, 2013 the Company’s working capital deficit was $352,691.

Since the change in control that occurred in January 2011, BAI, and Nathan Halsey, have advanced funds to and on behalf of the Company to satisfy current legal, accounting and administrative obligations.  In 2012, $4,609 of the funds advanced by BAI and $5,000 of the funds advanced by Mr. Halsey were converted into 4,609 and 5,000,000, shares, respectively, of the Company’s Series A Preferred Stock

The Company will need to raise additional capital to commence and sustain operations until such time as the Company can fully implement its plan of future operation and achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute additional funds to sustain operations. There can be no assurance that current shareholders will contribute such finds.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, the Company had no revenue.

For the year ended December 31, 2013, the Company had operating expenses totaling $1,642,747 compared to $573,852  for the year ended December 31, 2012, an increase of $1,068,895.  This change is primarily a result of an increase in consulting expenses of approximately $1,059,000. In addition, audit fees increased by approximately $7,000, legal fees decreased by approximately $21,000 and other general and administrative expenses increased by approximately $24,000.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2013 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect thetransactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparationof financial statements in accordance with GAAP, and that receipts and expenditures of theCompany are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorizedacquisition, use or disposition of the Company’s assets that could have a material effect on thefinancial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, our Nathan Halsey, our principal executive officer and principal financial officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2013, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals currently serve as directors and/or executive officers of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appointment	Position(s) Held
Nathan W. Halsey	37	June 23, 2011 (Officer)/August 11, 2011(Director)*	Director, Chief Executive Officer, President and Secretary
Warren J. Hairford	65	October 17, 2012*	Chief Operations Officer
Eric Tippetts	41	October 16, 2012*	Director, Vice President, Business Development

*Represents date of earliest appointment to a directorship or officer position. Details regarding terms of service in each capacity are described in the descriptions of such persons’ business experience below.

The following is a brief account of the business experience during at least the past five years of the current directors and executive officers of the Company identified above.

Nathan W. Halsey - Chief Executive Officer, President, Secretary and Director (President and Chief Executive Officer since June 23, 2011; Director since August 11, 2011). Nathan Halsey was appointed to serve as the Company’s President and Chief Executive Officer effective June 23, 2011. Mr. Halsey was appointed the sole director of the Company effective August 11, 2011. Mr. Halsey is the sole Manager, Chief Executive Officer and President of BAI. In the first quarter of 2011 Mr. Halsey was appointed as the sole director of Bonamour, Inc., a Colorado corporation, for which he also began serving as President, Chief Executive Officer, and Secretary effective January 27, 2011. Bonamour, Inc. is a publicly reporting company. Mr. Halsey began his career as a management and strategy consultant for Ernst & Young, LLP. In this capacity, Mr. Halsey provided transformation advisory services to telecommunications companies. Mr. Halsey’s clients included businesses that ranged in size from start‐ups to Fortune 500 companies such as AT&T. In 2003, Mr. Halsey founded NWH Management, LLC, a holding and investment company with a focus on energy exploration and commercial real estate development. Between 2003 and 2008, Mr. Halsey oversaw the launch of three start-up portfolio companies, managed over $150 million in investments in energy exploration, commercial real estate development, and private equity participation in early stage technology companies. In 2009, Nathan became sole Manager, Chief Executive Officer and President of Bon Amour International, LLC, a NWH Management, LLC portfolio company. In May 2010, Nathan oversaw the opening of the Bon Amour Asia regional headquarters office in Hong Kong. In its first four months of operations, Bon Amour Asia expanded from Hong Kong to Singapore, Malaysia, and Indonesia. Mr. Halsey also serves as the sole manager and member of TexStar Oil Ltd., a Texas limited liability company engaged in sourcing oil and gas exploration projects.

Warren J. Hairford – Chief Operations Officer. Warren Hairford was appointed to serve as the Company’s Chief Operating Officer effective October 17, 2012. Prior to his appointment, from October 2011 to October 2012, Mr. Hairford served as Chief Operating Officer of TexStar Oil Ltd., a Texas limited liability company engaged in sourcing oil and gas exploration projects. Prior to his work with TexStar Oil Ltd., from January 1971 to December 2000, Mr. Hairford worked in various capacities with Conoco Inc. Such positions included General Manager of Perozuarta, C.A. Joint Venture in Puerta La Cruz, Venezuela, where he was responsible for managing the Petrozuata C.A. Joint Venture, including the Venezuela Heavy Oil Project (VEHOP), throughout all phases of engineering, construction, and development into a business for the production, upgrading, transportation, and marketing of extra-heavy crude from the Zuata region of Venezuela’s Orinoco Oil Belt. From November 1993 to July 1996, Mr. Hairford served as the General Director of the Polar Lights Company, in Arkhangelsk, Russia, where he was responsible for managing the Polar Lights JV, including Conoco Arctic Inc., throughout all phases of exploration, drilling, construction, start-up and production.  The General Director was responsible for acquiring rights, conducting and evaluating exploratory operations, reservoir characterization and appraisal, construction, development plans and operations, oil movements and marketing, and eventual disposition of assets. From June 1990 to October 1993, Mr. Hairford served as President and General Manager of Conoco Canada Limited, Calgary, Alberta Canada. From October 1989 to May 1990, Mr. Hairford served as Manager, Operations of Conoco UK Limited, in Aberdeen, Scotland. From June 1989 to September 1989, Mr. Hairford served as Manager, Southern Operations Division, Conoco UK Limited in Mablethorpe, England, where he was responsible for managing all Southern Operations Division activities to ensure that its contractual gas requirements were met and the economic return from its producing fields was optimized within agreed capital and operating budgets and in compliance with applicable laws, regulations, and company policy. From November 1986 to May 1989, he served as Manager of Engineering and Construction for Dubai Petroleum Company in Dubai, United Arab Emirates. From April 1984 to October 1986 he served as Division Operations Manager in Anchorage, Alaska where he managed the revenue generating unit of the Division to achieve optimum production of Conoco reserves in Alaska within budgetary, safety, company policy and regulatory constraints.  From July 1983 to March 1984 Mr. Hairford served as Operations Engineering Coordinator in Houston Texas, and from April 1978 to June 1983 he served as a Production Superintendant, where he oversaw extensive West Texas production operations from Midland, Texas. Prior to that, Mr. Hairford served Conoco in various other engineering and supervisory roles from January 1971 to March 1978.

Mr. Hairford received his Bachelor of Science degree in Petroleum Engineering from Louisiana State University in 1971. He went on to obtain a Master's in Business Administration in Management from the University of Texas of the Permian Basin in 1982 and completed the University Management Development Program at the Darden Graduate School of Business Administration – The Executive Program at University of Virginia in 1988.

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

Involvement In Certain Legal Proceedings

During the past ten years, none of our officers and directors, nor any business in which they were an executive officer, have been involved in a bankruptcy petition, been subject to a criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order enjoining or suspending their involvement in any type of business, or been party to an alleged violation of a securities law, commodities law, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud, or rules of any organization that has disciplinary authority over its members.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2013, or written representations from certain reporting persons, other than as described below, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.  Messrs. Warren Hairford, Eric Tippetts and Marcus Byrd (who was a former director of the Company) have not filed Form 3s with the SEC, following their respective appointments as directors and/or officers of the Company. Mr. Nathan Halsey has not filed a Form 4 relating to his disposition of 24,934,789 shares of Company common stock reflected in the stockholder ledger.  Mr. Eric Tippetts has also failed to file a Form 4 with respect to his acquisition of 1,000,000 shares of Company common stock and disposition of 999,580 shares of Company common stock reflected in the stockholder ledger.

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

ITEM 11.                      EXECUTIVE COMPENSATION

None of our executive officers have received compensation for services rendered in any capacity on behalf of the Company during the years ended December 31, 2013 and 2012.

The Company has not entered into an employment agreement or consulting agreement with any officer or director of the Company, and there are no arrangements or plans pursuant to which the Company provides pension, retirement, perquisites or similar benefits for executive officers.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of April 7, 2014, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Texstar Oil Corporation, 4514 Cole Avenue, Suite 600, Dallas, Texas 75205. Except as set forth below, applicable percentages are based upon 27,634,112 shares of Common Stock outstanding as of April 7, 2014.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock
As a Group	Officers and Directors (3 persons)	82,334	Less than 1%

As Individuals	Nathan Halsey(2)	81,914	Less than 1%

	Eric Tippetts	420	Less than 1%
Series A Preferred Stock
As a Group	Officers and Directors (3 persons)	5,004,609	100%

As Individuals	Nathan Halsey(3)	5,004,609	100%

(1)	The percentages of each class are based on 27,634,112 shares of Common Stock and 5,004,609 shares of Series A Preferred Stock outstanding as of April 7, 2014.

(2)
The 91,914 shares of Common Stock considered beneficially owned by Mr. Halsey include 16,700 shares held by BAI, a company controlled by Mr. Halsey. Mr. Halsey disclaims beneficial ownership of these shares.

(3)
The 5,004,609 shares of Series A Preferred Stock considered beneficially owned by Mr. Halsey include 4,609 shares held by BAI, a company controlled by Mr. Halsey. Mr. Halsey disclaims beneficial ownership of these shares.

There are no arrangements the operation of which would result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2013, BAI provided services to the Company, including office space (see below) and personnel, valued at $26,626.  BAI also made net cash advances and direct payments to certain vendors on the Company’s behalf totaling $242,133.  As of December 31, 2013, the Company owed BAI $301,929.

During 2013, TexStar Oil Co., Ltd. (“TexStar Ltd.”), a corporation owned and controlled by Mr. Halsey, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $90,408.  As of December 31, 2013, the Company owed TexStar Ltd. $30,000.

During 2013, Mr. Halsey, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $11,136 which has since been repaid in full.

BAI provides office space for the Company at a cost of $1,000 per month. We are not currently subject to a written lease agreement with BAI, and the arrangement can be terminated at any time by us or BAI.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Turner Stone & Company, LLP for professional services rendered for the audit of our annual financial statements for 2013 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $26,745.

 The aggregate fees billed by Sherb & Co., LLP for professional services rendered for the audit of our annual financial statements for 2012 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $22,500.

Audit-Related Fees

No fees or expenses were billed by Turner Stone & Company, LLP or Sherb & Co., LLP in fiscal years 2013 or 2012 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone & Company, LLP or Sherb & Co., LLP in fiscal years 2013 or 2012 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2013 or 2012 fiscal years for any other products or professional services rendered by Turner Stone & Company, LLP or Sherb & Co., LLP other than as described above.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2013 and 2012	F-2
Statements of Operations for the years ended December 31, 2013 and 2012 and for the Period from Re-Entry into Development Stage (June 23, 2011) through December 31, 2013	F-3
Statements of Stockholders’ Deficit for the Period from Re-Entry into Development Stage (June 23, 2011) through December 31, 2013	F-4
Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the Period from Re-Entry into Development Stage (June 23, 2011) through December 31, 2013	F-5
Notes to Consolidated Financial Statements	F-6 – F13

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the Commission on May 19, 2006).
3.2
Certificate of Amendment to the Articles of Incorporation filed July 26, 2011 to be effective as of August 11, 2011 (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-Q for the Period Ended September 30, 2011).

3.3
Certificate of Designation of Series A Preferred Stock of Bonamour Pacific, Inc., dated effective June 21, 2012 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated June 21, 2012, as filed with the Commission on June 25, 2012.

3.4
Certificate of Amendment to Articles of Incorporation of Bonamour Pacific, Inc., dated effective August 2, 2012 (incorporated by reference to Appendix A of the Company’s Information Statement Pursuant to Section 14(c) filed with the Commission on July 13, 2012).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on April 22, 2008).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-K for the year ended December 31, 2011.)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 14, 2014	TEXSTAR OIL CORPORATION

	By:	/s/ Nathan Halsey
Nathan Halsey
President, Chief Executive Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nathan Halsey Nathan Halsey	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 14, 2014
/s/ Eric Tippetts
Eric Tippetts	Vice President, Business Development & Director	April 14, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TexStar Oil Corporation
Dallas, Texas

We have audited the accompanying balance sheet of TexStar Oil Corporation (the “Company”) (a corporation in the development stage) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from June 23, 2011 (re-entry into the development stage) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TexStar Oil Corporation at December 31, 2013, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from June 23, 2011 (re-entry into the development stage) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
April 14, 2014

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$131	$-

Total current assets	$131	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$20,893	$77,734
Amount due to related parties	331,929	85,976

Total current liabilities	352,822	163,710

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 50,000,000 shares authorized;
5,004,609 shares of Series A issued and outstanding	5,005	5,005
Common stock - par value $0.001; 500,000,000 shares authorized;
27,634,112 shares issued and outstanding	27,634	27,634
Additional paid in capital	2,188,671	2,188,671
Prepaid stock based consulting	-	(1,453,766)
Accumulated deficit prior to re-entry into development stage	(312,409)	(312,409)
Deficit accumulated during development stage	(2,261,592)	(618,845)

Total stockholders' deficit	(352,691)	(163,710)

Total liabilities and stockholders' deficit	$131	$-

The accompanying footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011)
THROUGH DECEMBER 31, 2013
			Cumulative from
			Re-entry into
	Years ended		Development Stage
	December 31,		through
	2013	2012	December 31, 2013

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administration	1,642,747	573,852	2,261,592

Total operating expenses	1,642,747	573,852	2,261,592

Loss before taxes	(1,642,747)	(573,852)	(2,261,592)

Provision for income taxes	-	-	-

Net loss	$(1,642,747)	$(573,852)	$(2,261,592)

Loss per share, basic and diluted	$(0.06)	$(0.10)

Weighted average number of shares outstanding	27,634,112	5,769,358

The accompanying footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH DECEMBER 31, 2013

							Accumulated
							Deficit prior to	Accumulated
						Prepaid	Re-entry into	Deficit during
	Preferred Stock		Common Stock		Additional Paid	Stock Based	Development	Development
	Shares	Amount	Shares	Amount	in Capital	Consulting	Stage	Stage	Total

Balance, June 23, 2011	-	-	50,000,000	50,000	261,701	-	(312,409)	-	(708)
Effect of reverse stock split	-	-	(49,865,888)	(49,866)	49,866	-	-	-	-
Net loss during development stage	-	-	-	-	-	-	-	(44,993)	(44,993)

Balance, December 31, 2011	-	-	134,112	134	311,567	-	(312,409)	(44,993)	(45,701)

Shares issued for debt	4,609	5	-	-	4,604	-	-	-	4,609
Issuance of shares pursuant to stock
purchase agreement	5,000,000	5,000	25,000,000	25,000	-	-	-	-	30,000
Shares issued for services	-	-	2,500,000	2,500	1,872,500	(1,453,766)	-		421,234
Net loss	-	-	-	-	-	-	-	(573,852)	(573,852)

Balance, December 31, 2012	5,004,609	5,005	27,634,112	27,634	2,188,671	(1,453,766)	(312,409)	(618,845)	(163,710)

Amortization of prepaid stock
based consulting	-	-	-	-	-	1,453,766	-	-	1,453,766
Net loss	-	-	-	-	-	-	-	(1,642,747)	(1,642,747)

Balance, December 31, 2013	5,004,609	$5,005	27,634,112	$27,634	$2,188,671	$-	$(312,409)	$(2,261,592)	$(352,691)

The accompanying footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011)
THROUGH DECEMBER 31, 2013
			Cumulative from
			Re-entry into
	Years Ended		Development Stage
	December 31,		through
	2013	2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,642,747)	$(573,852)	$(2,261,592)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of prepaid stock based consulting	1,453,766	421,234	1,875,000
Change in operating assets and liabilities:
Prepaid expense	-	1,925	-
Accounts payable	(56,841)	64,456	20,185
Amount due to related parties	245,953	61,237	341,538

Net cash flows provided by (used in) operating activities	131	(25,000)	(24,869)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	25,000	25,000
			-

Net cash flows provided by financing activities	-	25,000	25,000

Increase in cash	131	-	131
Cash, beginning of period	-	-	-
Cash, end of period	$131	$-	$131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$97

Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for related party debt	$-	$9,609	$9,609

Issuance of common stock for services	$-	$1,875,000	$1,875,000

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

Change in Current Business Plan

In October 2012, the Company changed the focus of its business to oil and gas exploration, and on December 3, 2012 changed its name to TexStar Oil Corporation.  With the change of business direction, the Company appointed Warren Hairford as Chief Operating Officer, and added Eric Tippetts to the Board of Directors.

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

As a result of the Purchase Agreements described above, BAI acquired an aggregate of 18,000,000 shares, representing approximately 36% of the outstanding Common Stock of the Company.  Nathan Halsey is the sole Manager, Chief Executive Officer and President of BAI. BAI acquired the shares using funds from its working capital. In connection with the transactions consummated under the Purchase Agreements (the “Transactions”), (1) Pam J. Halter resigned as the Company’s sole officer and Nathan Halsey was appointed as the President and Chief Executive Officer of the Company effective June 23, 2011, (2) Ms. Halter tendered her resignation as the Company’s sole director and appointed Mr. Halsey as the new sole director of the Company, which become effective July 7, 2011, (3) the parties agreed that the Articles of Incorporation of the Company will be promptly amended to increase the shares of Common Stock authorized for issuance by the Company from 50,000,000 to 500,000,000 shares (the “Amendment”), (4) Ms. Halter agreed to vote all shares held by her by written consent to approve the Amendment, (5) the parties acknowledged and agreed that upon effectiveness of the Amendment, the Company would issue and sell additional shares of Common Stock to BAI in consideration of its contribution of certain assets to the Company, and upon issuance thereof, BAI would obtain a controlling interest in the issued and outstanding shares of Company Common Stock (the “Additional Issuance”), and (6) Ms. Halter agreed to vote her shares of Common Stock to elect and qualify a Board consisting of one person nominated by BAI until such time as the Additional Issuance was consummated.

In furtherance of the Transactions, Pam J. Halter and Kevin B. Halter, Jr., who acquired 14,831,081 shares of Company Common Stock from Pam J. Halter, both executed irrevocable proxies granting Nathan Halsey, individually as BAI’s designee, rights to vote shares of Common Stock held by them to enforce BAI’s rights under the Purchase Agreements.

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

Basis of Presentation and Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon the Company's ability, among other matters, to establish itself as a profitable business.  At December 31, 2013, the Company had an accumulated deficit since re-entry into the development stage of $2,261,592 and for the year ended December 31, 2013, the Company incurred losses of $1,642,747.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents.  Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits.  The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2013 and 2012.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Trade accounts receivable passed due by more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.  At December 31, 2013 and 2012, the Company had no trade accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to operating expenses as incurred.  The Company uses the straight-line method of depreciation for its property and equipment based on the estimated useful lives of the assets, generally three to five years.  At December 31, 2013 and 2012 the Company had no property equipment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an arrangement, 2) delivery of the product or service, 3) a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended December 31, 2013 and 2012.

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

Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants to purchase common stock of the Company of which the Company had none at December 31, 2013 and 2012.

Stock Based Compensation

The Company recognizes compensation expense for all stock based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments.  Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award's estimated lives for fixed awards with ratable vesting provisions.  The Company recognized no stock based compensation during the years ended December 31, 2013 and 2012.

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

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended December 31, 2013 and through April 14, 2014 there were several new accounting pronouncements issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – RELATED PARTIES

During the year ended December 31, 2013, BAI provided services to the Company, including office space (see below) and personnel, valued at $26,626.  BAI also made net cash advances and direct payments to certain vendors on the Company’s behalf totaling $242,133.  During the period from June 2011 through December 31, 2012, BAI also made direct payments to certain vendors on the Company’s behalf totaling $37,779, of which $4,609 was converted into equity as more fully described in NOTE 4 -- CAPITAL STOCK.  As of December 31, 2013, the Company owed BAI $301,929.

During the year ended December 31, 2013, TexStar Oil Co., Ltd. (“TexStar Ltd.”), a corporation owned and controlled by Mr. Halsey, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $90,408.  During November and December 2012, TexStar Ltd. also made direct payments to certain vendors on the Company’s behalf totaling $20,000.  In December 2013, the Company repaid TexStar Ltd. $80,408.  As of December 31, 2013, the Company owed TexStar Ltd. $30,000.

During 2012, Mr. Halsey and Bonamour Asia, LLC (“Bonamour Asia”), a limited liability company owned and controlled by Mr. Halsey, made direct payments to certain vendors on the Company’s behalf totaling $41,192.  In December 2013, the Company repaid Bonamour Asia in full.

During the year ended December 31, 2013, Mr. Halsey, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $11,136.  During the year ended December 31, 2012, Mr. Halsey, through a cash advance and direct payment to certain vendors, loaned the Company $9,640, of which $5,000 was converted into equity.  For more details, see NOTE 4 -- CAPITAL STOCK.  During 2013, the Company repaid Mr. Halsey in full.

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

NOTE 4 – CAPITAL STOCK

Preferred Stock

At December 31, 2013, the Company had 50,000,000 authorized shares of Preferred Stock with a $0.001 par value.  At December 31, 2013, the Company had 5,004,609 shares of Series A Preferred Stock issued and outstanding.

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

Common Stock

Effective August 11, 2011, the Company amended its Articles of Incorporation, thereby increasing the number of authorized shares of Common Stock of the Company from 50,000,000 to 500,000,000.  At December 31, 2013 and 2012, the Company had 500,000,000 authorized shares of Common Stock with a $0.001 par value.  At December 31, 2013 and 2012, the Company had 27,634,112 shares of Common Stock issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.  The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "TEXS."

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

Also on October 17, 2012, the Company entered into Consulting Agreements with an unaffiliated entity and an unaffiliated individual (the “Consultants”), wherein the Consultants were obligated to provide financial and consulting services to the Company (the “Services”) for a period of one year.  As consideration for the Services provided by the Consultants under the Consulting Agreements, the Company issued 1,250,000 shares of our Common Stock to each Consultant, for a total issuance of 2,500,000.  These shares of Common Stock were valued at market on the date of the issuance.  As a result of this valuation, $1,875,000 was recorded as Prepaid Stock Based Consulting on the accompanying financial statements.  For the year ended December 31, 2013 and for the period from issuance to December 31, 2012, we charged $421,234 and $1,453,766, respectively to consulting expense in the accompanying financial statements.

On June 23, 2011, the Company executed a Stock Purchase Agreement with BAI, pursuant to which BAI purchased 11,162 (post-split) newly issued shares of Company Common Stock for a purchase price of $220,000.

NOTE 5 – INCOME TAXES

The Company had a federal net operating tax loss carry-forward of approximately $820,000 as of December 31, 2013.  The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Years Ended December 31,		Cumulative
	2013	2012	since Re- entry into Development Stage (June 23, 2011)
Expected income tax benefit at statutory rate of 35%	$(595,000)	$(201,000)	$(897,000)
Change in valuation account	595,000	201,000	897,000
Income tax expense (benefit)	$-0-	$-0-	$-0-

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

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31,
	2013	2012
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$921,000	$326,000
Less: valuation allowance	(921,000)	(326,000)
Net deferred tax asset	$-0-	$-0-

In 2013 and 2012 the deferred tax valuation allowance increased by $595,000 and 201,000, respectively.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits.  As of December 31, 2013 and 2012, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended December 31, 2013 and 2012, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's balance sheet, operating results or cash flows.

BAI provided office space for the Company at no charge from December 30, 2010 to October 31, 2012.  At December 31, 2013 the Company was not obligated under any significant commitments or contingencies, except as set forth in NOTE 4 – RELATED PARTIES.