Form 10-Q
period 2014-03-31
TEXSTAR OIL Corp
filed 2014-08-13
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

TEXSTAR OIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Cedar Springs, Suite 450, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 855-0808
(Registrant’s telephone number, including area code)

4514 Cole Avenue, Suite 600, Dallas, Texas, 75205
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2014 was 27,634,112.

TABLE OF CONTENTS

		Page

PART I –FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS	1
	Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from Re-entry into Development Stage (June 23, 2011) through March 31, 2014 (Unaudited)	2
	Condensed Statements of Stockholders’ Deficit for the Period from Re-entry into Development Stage (June 23, 2011) through March 31, 2014	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period from Re-entry into Development Stage (June 23, 2011) through March 31, 2014 (Unaudited)	4
	Condensed Notes to Financial Statements	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8
ITEM 4.	CONTROLS AND PROCEDURES	9

PART II – OTHER INFORMATION		10
ITEM 1.	LEGAL PROCEEDINGS	10
ITEM 1A.	RISK FACTORS	10
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4.	MINE SAFETY DISCLOSURES	10
ITEM 5.	OTHER INFORMATION	10
ITEM 6.	EXHIBITS	10

SIGNATURES		11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31,
	(unaudited)	2013

ASSETS

Current Assets:
Cash	$126	$131

Total current assets	$126	$131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$34,890	$20,893
Amount due to related parties	338,231	331,929

Total current liabilities	373,121	352,822

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 50,000,000 shares authorized;
5,004,609 shares of Series A issued and outstanding	5,005	5,005
Common stock - par value $0.001; 500,000,000 shares authorized;
27,634,112 shares issued and outstanding	27,634	27,634
Additional paid in capital	2,188,671	2,188,671
Accumulated deficit prior to re-entry into development stage	(312,409)	(312,409)
Deficit accumulated during development stage	(2,281,896)	(2,261,592)

Total stockholders' deficit	(372,995)	(352,691)

Total liabilities and stockholders' deficit	$126	$131

The accompanying condensed footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH MARCH 31, 2014

			Cumulative from
			Re-entry into
			Development Stage
	Three Months Ended		through
	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administration	20,304	518,665	2,281,896

Total operating expenses	20,304	518,665	2,281,896

Loss before taxes	(20,304)	(518,665)	(2,281,896)

Provision for income taxes	-	-	-

Net loss	$(20,304)	$(518,665)	$(2,281,896)

Loss per share, basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding	27,634,112	27,634,112

The accompanying condensed footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH MARCH 31, 2014

							Accumulated
							Deficit prior to	Accumulated
						Prepaid	Re-entry into	Deficit during
	Preferred Stock		Common Stock		Additional Paid	Stock Based	Development	Development
	Shares	Amount	Shares	Amount	in Capital	Consulting	Stage	Stage	Total

Balance, June 23, 2011	-	-	50,000,000	50,000	261,701	-	(312,409)	-	(708)
Effect of reverse stock split	-	-	(49,865,888)	(49,866)	49,866	-	-	-	-
Net loss during development stage	-	-	-	-	-	-	-	(44,993)	(44,993)

Balance, December 31, 2011	-	-	134,112	134	311,567	-	(312,409)	(44,993)	(45,701)

Shares issued for debt	4,609	5	-	-	4,604	-	-	-	4,609
Issuance of shares pursuant to stock
purchase agreement	5,000,000	5,000	25,000,000	25,000	-	-	-	-	30,000
Shares issued for services	-	-	2,500,000	2,500	1,872,500	(1,453,766)	-		421,234
Net loss	-	-	-	-	-	-	-	(573,852)	(573,852)

Balance, December 31, 2012	5,004,609	5,005	27,634,112	27,634	2,188,671	(1,453,766)	(312,409)	(618,845)	(163,710)

Amortization of prepaid stock
based consulting	-	-	-	-	-	1,453,766	-	-	1,453,766
Net loss	-	-	-	-	-	-	-	(1,642,747)	(1,642,747)

Balance, December 31, 2013	5,004,609	5,005	27,634,112	27,634	2,188,671	-	(312,409)	(2,261,592)	(352,691)

Net loss	-	-	-	-	-	-	-	(20,304)	(20,304)

Balance, March 31, 2014	5,004,609	$5,005	27,634,112	$27,634	$2,188,671	$-	$(312,409)	$(2,281,896)	$(372,995)

The accompanying condensed footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND
FOR THE PERIOD FROM RE-ENTRY INTO DEVELOPMENT STAGE (JUNE 23, 2011) THROUGH MARCH 31, 2014

			Cumulative from
			Re-entry into
			Development Stage
	Three Months Ended		through
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,304)	$(518,665)	$(2,281,896)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of prepaid stock based consulting	-	462,328	1,875,000
Change in operating assets and liabilities:
Accounts payable	13,997	19,763	34,182
Amount due to related parties	6,302	36,574	347,840

Net cash flows used in operating activities	(5)	-	(24,874)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	-	25,000
			-

Net cash flows provided by financing activities	-	-	25,000

Increase (decrease) in cash	(5)	-	126
Cash, beginning of period	131	-	-
Cash, end of period	$126	$-	$126

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$97

Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for related party debt	$-	$-	$9,609

Issuance of common stock for services	$-	$-	$1,875,000

The accompanying condensed footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2013 audited financial statements of TexStar Oil Corporation (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Condensed Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K, filed with the Securities Exchange Commission on April 15, 2014. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

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

NOTE 3 – RELATED PARTIES

During the three months ended March 31, 2014, Nathan Halsey, the Company’s President, Chief Executive Officer and Chief Financial Officer, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $302,630.  As of March 31, 2014, the Company owed Mr. Halsey $302,630.

During the three months ended March 31, 2014, Mr. Halsey and TexStar Oil Co., Ltd. (“TexStar Ltd.”), a corporation owned and controlled by Mr. Halsey, advanced the Company $5,000.  As of March 31, 2014, the Company owed TexStar Ltd. $35,000.

During the three months ended March 31, 2014, Mr. Halsey and Bonamour Asia, LLC (“Bonamour Asia”), a limited liability company owned and controlled by Mr. Halsey, made direct payments to certain vendors on the Company’s behalf totaling $601.  As of March 31, 2014, the Company owed Bonamour Asia, LLC $601.

As of December 31, 2013, the Company owed Bon Amour International, LLC (“BAI”), a Texas limited liability company for which Mr. Halsey serves as a principal, $301,929.  During the three months ended March 31, 2014, the Company repaid BAI the full amount of this debt and as of March 31, 2014 has incurred no further debt with BAI.

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2014 as a result of the losses recorded during the three months ended March 31, 2014 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2014, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, plans for proposed operations, descriptions of our strategies, our development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

Our principal office is located at 2301 Cedar Springs, Suite 450, Dallas, Texas 75201 and our telephone number is (214) 855-0808.  Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "TEXS."  We maintain a corporate website at http://www.texstaroil.com.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At March 31, 2014, the Company had an accumulated deficit since re-entry into the development stage of $2,281,896 and for the three months ended March 31, 2014, the Company incurred losses of $20,304.  Management expects that the Company will need to raise additional capital through sales of equity or debt securities to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

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

As of March 31, 2014, the Company’s cash balance was $126 and we had liabilities totaling $373,121, which include $338,231 of related party debt.  At March 31, 2014 the Company’s working capital deficit was $372,995.

Since the change in control of the Company that occurred in 2011, BAI, Mr. Halsey, Bonamour Asia, and TexStar Ltd. have advanced funds to and on behalf of the Company to satisfy current legal, accounting and administrative obligations and have made available certain office space and personnel for the Company’s use.

During the three months ended March 31, 2014, Nathan Halsey, the Company’s President, Chief Executive Officer and Chief Financial Officer, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $302,630.  During the three months ended March 31, 2014, Mr. Halsey and TexStar Ltd., a corporation owned and controlled by Mr. Halsey, advanced the Company $5,000.  During the three months ended March 31, 2014, Mr. Halsey Bonamour Asia, a limited liability company owned and controlled by Mr. Halsey, made direct payments to certain vendors on the Company’s behalf totaling $601.  As of March 31, 2014, the Company owed Mr. Halsey $302,630, TexStar Ltd. $35,000 and Bonamour Asia, LLC $601.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014 and 2013, the Company had no revenue.

For the three months ended March 31, 2014, the Company had operating expenses totaling $20,304 compared to $518,665 for the same period in 2013, a decrease of $498,361.  This change is primarily a result of a decrease in consulting expenses of approximately $492,000, $462,000 of which resulted from the full amortization of prepaid consulting expense as of December 31, 2013.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2014 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2014, a settlement was reached on the lawsuit filed on October 31, 2012 in the 162nd Judicial District Court, Dallas County, Texas, Cause No. DC-12-12868, styled Pam J. Halter, Individually and Derivatively on Behalf of Nominal Defendant, Bonamour Pacific, Inc. v. Nathan Halsey and Bonamour Pacific, Inc. (the “Halter Lawsuit”) (Bonamour Pacific, Inc. is the former name of the Company). Under the terms of the Confidential Settlement Agreement and Mutual Release executed by the parties, Pam J. Haler agreed to dismiss with prejudice all claims in the Halter Lawsuit in exchange for $85,000.

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

There are no unreported sales of unregistered securities during the quarter ended March 31, 2014.

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

August 13, 2014	TEXSTAR OIL CORPORATION

	By:	/s/ Nathan Halsey
Nathan Halsey
President and Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)