Form 10-Q
period 2014-06-30
TEXSTAR OIL Corp
filed 2014-08-13
CIK 814920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-16974

TEXSTAR OIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	59-2158586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Cedar Springs, Suite 450, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TEXSTAR OIL CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2014	December 31,
	(unaudited)	2013

ASSETS

Current Assets:
Cash	$126	$131

Total current assets	$126	$131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$40,028	$20,893
Amount due to related parties	346,731	331,929
Accrued expenses	85,000	-

Total current liabilities	471,759	352,822

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 50,000,000 shares authorized;
5,004,609 shares of Series A issued and outstanding	5,005	5,005
Common stock - par value $0.001; 500,000,000 shares authorized;
27,634,112 shares issued and outstanding	27,634	27,634
Additional paid in capital	2,188,671	2,188,671
Accumulated deficit	(2,692,943)	(2,574,001)

Total stockholders' deficit	(471,633)	(352,691)

Total liabilities and stockholders' deficit	$126	$131

The accompanying condensed footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administration	98,638	547,917	118,942	1,066,582

Total operating expenses	98,638	547,917	118,942	1,066,582

Loss before taxes	(98,638)	(547,917)	(118,942)	(1,066,582)

Provision for income taxes	-	-	-	-

Net loss	$(98,638)	$(547,917)	$(118,942)	$(1,066,582)

Loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted average number of shares outstanding	27,634,112	27,634,112	27,634,112	27,634,112

The accompanying condensed footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,942)	$(1,066,582)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
Amortization of prepaid stock based consulting	-	929,795
Change in operating assets and liabilities:
Prepaid expense	-	-
Accounts payable	19,135	(9,098)
Accrued expenses	85,000	-
Amount due to related parties	14,802	145,959

Net cash flows provided by (used in) operating activities	(5)	74

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	-

Net cash flows provided by financing activities	-	-

Increase (decrease) in cash	(5)	74
Cash, beginning of period	131	-
Cash, end of period	$126	$74

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred stock in exchange for related party debt	$-	$-

Issuance of common stock for services	$-	$-

The accompanying condensed footnotes are an integral part of these financial statements.

TEXSTAR OIL CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2013 audited financial statements of TexStar Oil Corporation (the “Company”).  All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Condensed Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended June 30, 2014 and 2013.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K, filed with the Securities Exchange Commission on April 15, 2014. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in the update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

NOTE 3 – RELATED PARTIES

During the six months ended June 30, 2014, Nathan Halsey, the Company’s President, Chief Executive Officer and Chief Financial Officer, through cash advances and direct payments to certain vendors on the Company’s behalf, advanced the Company $311,130.  As of June 30, 2014, the Company owed Mr. Halsey $311,130.

During the six months ended June 30, 2014, Mr. Halsey and TexStar Oil Co., Ltd. (“TexStar Ltd.”), a corporation owned and controlled by Mr. Halsey, advanced the Company $5,000.  As of June 30, 2014, the Company owed TexStar Ltd. $35,000.

During the six months ended June 30, 2014, Mr. Halsey and Bonamour Asia, LLC (“Bonamour Asia”), a limited liability company owned and controlled by Mr. Halsey, made direct payments to certain vendors on the Company’s behalf totaling $601.  As of June 30, 2014, the Company owed Bonamour Asia, LLC $601.

As of December 31, 2013, the Company owed Bon Amour International, LLC (“BAI”), a Texas limited liability company for which Mr. Halsey serves as a principal, $301.929.  During the six months ended June 30, 2014, the Company repaid BAI the full amount of this debt and as of June 30, 2014 has incurred no further debt with BAI.

The Company’s current office space is provided by Mr. Halsey at no charge.

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2014 as a result of the losses recorded during the six months ended June 30, 2014 and net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2014, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 5 – LEGAL PROCEEDINGS

In June 2014, a settlement was reached on the lawsuit filed on October 31, 2012 in the 162nd Judicial District Court, Dallas County, Texas, Cause No. DC-12-12868, styled Pam J. Halter, Individually and Derivatively on Behalf of Nominal Defendant, Bonamour Pacific, Inc. v. Nathan Halsey and Bonamour Pacific, Inc. (the “Halter Lawsuit”) (Bonamour Pacific, Inc. is the former name of the Company). Under the terms of the Confidential Settlement Agreement and Mutual Release executed by the parties, Pam J. Halter agreed to dismiss with prejudice all claims in the Halter Lawsuit in exchange for $85,000.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business.  At June 30, 2014, the Company had an accumulated deficit of $2,692,943 and for the six months ended June 30, 2014, the Company incurred losses of $118,942.  Management expects that the Company will need to raise additional capital through sales of equity or debt securities to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

Liquidity and Capital Resources

We have not achieved any revenues as a result of our current business operations.  Since our inception, we have not attained a level of operations that allows us to meet our current overhead.  We do not contemplate attaining profitable operations until we obtain financing and execute plans to acquire interests in oil and gas exploration and/or production projects. Nevertheless, there can be no assurance that management will be able to successfully implement such plans, and if executed, there can be no assurance that operating levels sufficient to sustain profitability can ever be achieved.  We expect to be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and expenses in order to execute plans for future operations, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of June 30, 2014, the Company’s cash balance was $126 and we had liabilities totaling $471,759, which include $346,731 of related party debt.  At June 30, 2014 the Company’s working capital deficit was $471,633.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

For the three months ended June 30, 2014 and 2013, the Company had no revenue.

For the three months ended June 30, 2014, the Company had operating expenses totaling $98,638 compared to $547,917 for the same period in 2013, a decrease of $449,279.  This change is a result of a decrease in consulting expenses of $495,703, $470,703 of which resulted from the full amortization of prepaid consulting expense as of December 31, 2013 and $25,000 of which was attributable to marketing consultant expenses. Accounting and legal expenses decreased by $25,410, wages decreased by $5,688 and office expense and other operating costs decreased by $7,478.  These decreases were partially offset by an increase in legal settlement expense of $85,000.

Comparison of Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014 and 2013, the Company had no revenue.

For the six months ended June 30, 2014, the Company had operating expenses totaling $118,942 compared to $1,066,582 for the same period in 2013, a decrease of $947,640.  This change is a result of a decrease in consulting expenses of approximately $988,032, $933,032 of which resulted from the full amortization of prepaid consulting expense as of December 31, 2013 and $55,000 of which was attributable to marketing consultant expenses. Accounting and legal expenses decreased by $23,393, wages decreased by $11,376 and office expense and other operating costs decreased by $9,839.  These decreases were partially offset by an increase in legal settlement expense of $85,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Nathan Halsey, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2014 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2014, a settlement was reached on the lawsuit filed on October 31, 2012, in the 162nd Judicial District Court, Dallas County, Texas, Cause No. DC-12-12868, styled Pam J. Halter, Individually and Derivatively on Behalf of Nominal Defendant, Bonamour Pacific, Inc. v. Nathan Halsey and Bonamour Pacific, Inc. (the “Halter Lawsuit”) (Bonamour Pacific, Inc. is the former name of the Company). Under the terms of the Confidential Settlement Agreement and Mutual Release executed by the parties, Pam J. Haler agreed to dismiss with prejudice all claims in the Halter Lawsuit in exchange for $85,000.

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

There are no unreported sales of unregistered securities during the quarter ended June 30, 2014.

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